Form 10QSB
period 2001-08-31
WORLD ENVIROTECH INC
filed 2001-12-10
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
August 31, 2001                                      000-33031


                             WORLD ENVIROTECH, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1263981
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                   7293 S. Sherman Street, Littleton, CO 80122
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  none


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 10,805,400 common shares as of August 31, 2001

                             WORLD ENVIROTECH, INC.

                              Financial Statements
                 For the Six Month Period Ended August 31, 2001
                                   (Unaudited)

                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                           Michael Johnson & Co. LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                                 (303) 796-0099
                               FAX (303) 796-0137






           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World Envirotech, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of World Envirotech, Inc. as of August 31, 2001 and the related statements of operations for the three month and six month period ended August 31, 2001 and 2000, and the cash flows for the six months ended August 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended August 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 13, 2001


                             WORLD ENVIROTECH, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                   August 31,       February 28,
                                                                      2001              2001
                                                                 ---------------    -------------
ASSETS:

Current Assets:
  Cash                                                                  $ 2,093          $ 2,244
                                                                 ---------------    -------------

TOTAL ASSETS                                                            $ 2,093          $ 2,244
                                                                 ===============    =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Advances from shareholders                                            $ 3,800          $ 3,800
                                                                 ---------------    -------------

TOTAL CURRENT LIABILITIES                                                 3,800            3,800
                                                                 ---------------    -------------

Stockholders' Deficit:
  Common stock, no par value, 10,000,000
    shares authorized, 10,805,400 issued and
    respectively                                                        114,307          114,307
  Retained deficit                                                     (116,014)        (115,863)
                                                                 ---------------    -------------
Total Stockholders' Deficit                                              (1,707)          (1,556)
                                                                 ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 2,093          $ 2,244
                                                                 ===============    =============


                        See accountant's review report.
                                      F-2


                                     WORLD ENVIROTECH, INC.
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                                                                                   March 16, 1994
                                          For the Three Months Ended              For the Six Months Ended         (Inception) to
                                                 August 31,                             August 31,                  August 31,
                                            2001               2000                2001              2000              2001
                                          --------           --------            --------          --------        --------------

INCOME                                            $ -                $ -                 $ -               $ -               $ -


OPERATING EXPENSES:
General and administrative                          -                  -                 151                 -           116,014
                                       ---------------    ---------------     ---------------   ---------------    --------------
                                                    -                  -                 151                 -           116,014
                                       ---------------    ---------------     ---------------   ---------------    --------------
Net Loss from Operations                            -                  -                (151)                -          (116,014)
                                       ---------------    ---------------     ---------------   ---------------    --------------
Other Income and Expenses:
Interest income                                     -                  -                   -                 -                 -
Interest expense                                    -                  -                   -                 -                 -
                                       ---------------    ---------------     ---------------   ---------------    --------------
                                                    -                  -                   -                 -                 -
                                       ---------------    ---------------     ---------------   ---------------    --------------
Net Loss                                          $ -                $ -              $ (151)              $ -        $ (116,014)
                                       ===============    ===============     ===============   ===============    ==============

Weighted average number of
  shares outstanding                       10,805,400         10,805,400          10,805,400        10,805,400

Loss per common share                             $ -                $ -           $ (0.0001)              $ -
                                       ===============    ===============     ===============   ===============



                        See accountant's review report.
                                      F-3


                                     WORLD ENVIROTECH, INC.
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                              Common Stock                    Retained
                                        Shares              Amount            Deficit             Totals
                                      ----------          ----------        ------------        ----------
Balance - February 28, 1993                       -         $       -               $   -                  $-

Issuance of stock for cash                   46,800            46,800                                  46,800
Issuance of stock for services           10,701,100            10,007                   -              10,007
Net loss for year                                 -                 -            (119,927)           (119,927)
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1994              10,747,900            56,807            (119,927)            (63,120)
                                    ----------------     -------------    ----------------    ---------------
Issuance of stock for cash                   57,500            57,500                   -              57,500
Net income for year                               -                 -               5,620               5,620
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1995              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1996              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1997              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1998              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1999              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 2000              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -              (1,556)            (1,556)
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 2001              10,805,400           114,307            (115,863)            (1,556)
                                    ----------------     -------------    ----------------    ---------------
Net loss for period                               -                 -                (151)              (151)
                                    ----------------     -------------    ----------------    ---------------
Balance - August 31, 2001                10,805,400          $114,307          $ (116,014)          $ (1,707)
                                    ================     =============    ================    ===============


                        See accountant's review report.
                                      F-4


                                     WORLD ENVIROTECH, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                        Indirect Method




                                                                                                 March 16,1994
                                                                 For the Six Months Ended        Inception to
                                                                        August 31,               August 31,
                                                                  2001             2000              2001
                                                                --------         --------        -------------
Cash Flows From Operating Activities:
  Net (Loss)                                                        $ (151)              $ -         $ (116,014)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                                            -                 -             10,007
    Loss of assets                                                       -                 -                  -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                       -                 -                  -
    Increase in Accounts Receivable                                      -                 -                  -
                                                              -------------    --------------   ----------------
                                                                         -                 -             10,007
                                                              -------------    --------------   ----------------
Net Cash Used in Operating Activities                                 (151)                -           (106,007)
                                                              -------------    --------------   ----------------
Cash Flow From Financing Activities:
   Issuance of common stock                                              -                 -            104,300
  Advances from stockholders                                             -                 -              3,800
                                                              -------------    --------------   ----------------
  Net Cash Provided By Financing Activities                              -                 -            108,100
                                                              -------------    --------------   ----------------
Increase (Decrease) in Cash                                           (151)                -              2,093

Cash and Cash Equivalents - Beginning of period                      2,244                 -                  -
                                                              -------------    --------------   ----------------
Cash and Cash Equivalents - End of period                          $ 2,093               $ -            $ 2,093
                                                              =============    ==============   ================

Supplemental Cash Flow Information:
  Interest paid                                                        $ -               $ -                $ -
                                                              =============    ==============   ================
  Taxes paid                                                           $ -               $ -                $ -
                                                              =============    ==============   ================



                        See accountant's review report.
                                      F-5

                             WORLD ENVIROTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of World Envirotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2001, and the results of operations for the three months and six months ended August 31, 2001 and 2000, and cash flows for the six months ended August 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended February 28, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2001

The Company had no income in the six month period ended August 31, 2001 or 2000 and incurred no expenses for 2001 and 2000. The loss for the six month period for 2001 was ($151) and in 2000 it was $0. The loss per share was less than ($.01) in the period in 2001 and none in 2000.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED AUGUST 31, 2001 COMPARED TO QUARTER ENDED AUGUST 31, 2000

The Company had no revenues in the quarter in 2001 or 2000. The Company incurred no expenses in the quarter in 2001 $0 in 2000. The loss for the quarter was ($0) in 2001 and 2000. The Company had a no loss per share in 2001 and in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities and Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

           Appointment of New Directors and Resignation of Directors

                None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November ____, 2001

                                              WORLD ENVIROTECH, INC.


                                              /s/ Carl Urich
                                              -----------------------------
                                              Carl Urich, President