Form 10QSB
period 2001-11-30
WORLD ENVIROTECH INC
filed 2002-01-18
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
November 30, 2001                                    000-33031


                             WORLD ENVIROTECH, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1263981
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

          #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (604) 632-9638


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

                10,805,400 common shares as of November 30, 2001

                             WORLD ENVIROTECH, INC.

                              Financial Statements
                For the Nine Month Period Ended November 30, 2001

                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                           Michael Johnson & Co. LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                                 (303) 796-0099
                               FAX (303) 796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World Envirotech, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of World Envirotech, Inc. as of November 30, 2001 and the related statements of operations for the three month and nine month periods ended November 30, 2001 and 2000, and the cash flows for the nine months ended November 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended November 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of November 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
January 17, 2001


                             WORLD ENVIROTECH, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                   November 30,     February 28,
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
                                                                 ===============    =============


                        See accountant's review report.
                                      F-2


                                     WORLD ENVIROTECH, INC.
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                          For the Three Months Ended              For the Nine Months Ended
                                               November 30,                             November 30,
                                            2001               2000                2001              2000
                                          --------           --------            --------          --------

INCOME                                            $ -                $ -                 $ -               $ -


OPERATING EXPENSES:
General and administrative                          -                  -                 151                 -
                                       ---------------    ---------------     ---------------   ---------------
                                                    -                  -                 151                 -
                                       ---------------    ---------------     ---------------   ---------------
Net Loss from Operations                            -                  -                (151)                -
                                       ---------------    ---------------     ---------------   ---------------
Other Income and Expenses:
Interest income                                     -                  -                   -                 -
Interest expense                                    -                  -                   -                 -
                                       ---------------    ---------------     ---------------   ---------------
                                                    -                  -                   -                 -
                                       ---------------    ---------------     ---------------   ---------------
Net Loss                                          $ -                $ -              $ (151)              $ -
                                       ===============    ===============     ===============   ===============

Weighted average number of
  shares outstanding                       10,805,400         10,805,400          10,805,400        10,805,400

Loss per common share                             $ -                $ -           $ (0.001)               $ -
                                       ===============    ===============     ===============   ===============



                        See accountant's review report.
                                      F-3


                                     WORLD ENVIROTECH, INC.
                            STATEMENT CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited)


                                              Common Stock                    Retained
                                        Shares              Amount            Deficit             Totals
                                      ----------          ----------        ------------        ----------
Balance - February 28, 1993                       -         $       -               $   -                  $-

Issuance of stock for cash                   46,800            46,800                                  46,800
Issuance of stock for services           10,701,100            10,007                   -              10,007
Net loss for year                                 -                 -            (119,927)           (119,927)
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1994              10,747,900            56,807            (119,927)            (63,120)
                                    ----------------     -------------    ----------------    ---------------
Issuance of stock for cash                   57,500            57,500                   -              57,500
Net income for year                               -                 -               5,620               5,620
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1995              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1996              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1997              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1998              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1999              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 2000              10,805,400           114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -              (1,556)            (1,556)
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 2001              10,805,400           114,307            (115,863)            (1,556)
                                    ----------------     -------------    ----------------    ---------------
Net loss for period                               -                 -                (151)              (151)
                                    ----------------     -------------    ----------------    ---------------
Balance - November 30, 2001              10,805,400          $114,307          $ (116,014)          $ (1,707)
                                    ================     =============    ================    ===============


                        See accountant's review report.
                                      F-4


                                     WORLD ENVIROTECH, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                        Indirect Method




                                                                 For the Nine Months Ended
                                                                        November 30,
                                                                  2001             2000
                                                                --------         --------
Cash Flows From Operating Activities:
  Net (Loss)                                                        $ (151)              $ -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                                            -                 -
    Loss of assets                                                       -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                       -                 -
    Increase in Accounts Receivable                                      -                 -
                                                              -------------    --------------
                                                                         -                 -
                                                              -------------    --------------
Net Cash Used in Operating Activities                                 (151)                -
                                                              -------------    --------------
Cash Flow From Financing Activities:
   Issuance of common stock                                              -                 -
  Advances from stockholders                                             -                 -
                                                              -------------    --------------
  Net Cash Provided By Financing Activities                              -                 -
                                                              -------------    --------------
Increase (Decrease) in Cash                                           (151)                -

Cash and Cash Equivalents - Beginning of period                      2,244                 -
                                                              -------------    --------------
Cash and Cash Equivalents - End of period                          $ 2,093               $ -
                                                              =============    ==============

Supplemental Cash Flow Information:
  Interest paid                                                        $ -               $ -
                                                              =============    ==============
  Taxes paid                                                           $ -               $ -
                                                              =============    ==============



                        See accountant's review report.
                                      F-5

                             WORLD ENVIROTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of World Envirotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2001, and the results of operations for the three months and nine months ended November 30, 2001 and 2000, and cash flows for the nine months ended November 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended February 28, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2001

The Company had no income in the nine month period ended November 30, 2001 or 2000 and incurred no expenses for 2001 and 2000. The loss for the nine month period for 2001 was ($151) and in 2000 it was $0. The loss per share was less than ($.01) in the period in 2001 and none in 2000.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED NOVEMBER 30, 2001 COMPARED TO QUARTER ENDED NOVEMBER 30, 2000

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

                        8-K filed December 26, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 18, 2002

                                              WORLD ENVIROTECH, INC.


                                              /s/ Ernest Cheung
                                              -----------------------------
                                              Ernest Cheung, President