Form 10QSB/A
period 2001-11-30
WORLD ENVIROTECH INC
filed 2002-01-24
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A

                                  AMENDMENT #1



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


                 5,400,700 common shares as of November 30, 2001

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



/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
January 17, 2001


                             WORLD ENVIROTECH, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                   November 30,     February 28,
                                                                      2001              2001
                                                                 ---------------    -------------
ASSETS:

Current Assets:
  Cash                                                                  $ 2,093          $ 2,244
                                                                 ---------------    -------------

TOTAL ASSETS                                                            $ 2,093          $ 2,244
                                                                 ===============    =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Advances from shareholders                                            $ 3,800          $ 3,800
                                                                 ---------------    -------------

TOTAL CURRENT LIABILITIES                                                 3,800            3,800
                                                                 ---------------    -------------


Stockholders' Deficit:
  Common stock, $.0001 par value, 50,000,000
    shares authorized, 5,400,700 issued and outstanding                     540              540
    Additional paid-in capital                                          113,767          113,767
  Retained deficit                                                     (116,014)        (115,863)
                                                                 ---------------    -------------
Total Stockholders' Deficit                                              (1,707)          (1,556)
                                                                 ---------------    -------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 2,093          $ 2,244
                                                                 ===============    =============


                        See accountant's review report.
                                      F-2


                                     WORLD ENVIROTECH, INC.
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                          For the Three Months Ended              For the Nine Months Ended
                                               November 30,                             November 30,
                                            2001               2000                2001              2000
                                          --------           --------            --------          --------

INCOME                                            $ -                $ -                 $ -               $ -


OPERATING EXPENSES:
General and administrative                          -                  -                 151                 -
                                       ---------------    ---------------     ---------------   ---------------
                                                    -                  -                 151                 -
                                       ---------------    ---------------     ---------------   ---------------
Net Loss from Operations                            -                  -                (151)                -
                                       ---------------    ---------------     ---------------   ---------------
Other Income and Expenses:
Interest income                                     -                  -                   -                 -
Interest expense                                    -                  -                   -                 -
                                       ---------------    ---------------     ---------------   ---------------
                                                    -                  -                   -                 -
                                       ---------------    ---------------     ---------------   ---------------
Net Loss                                          $ -                $ -              $ (151)              $ -
                                       ===============    ===============     ===============   ===============


Weighted average number of
  shares outstanding                        5,400,700          5,400,700           5,400,700         5,400,700


Loss per common share                             $ -                $ -           $ (0.001)               $ -
                                       ===============    ===============     ===============   ===============



                        See accountant's review report.
                                      F-3


                                     WORLD ENVIROTECH, INC.
                            STATEMENT CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited)


                                              Common Stock                    Retained
                                        Shares              Amount            Deficit             Totals
                                      ----------          ----------        ------------        ----------
Balance - February 28, 1993                       -         $       -               $   -                  $-


Issuance of stock for cash                   46,800            46,800                                  46,800
Issuance of stock for services            5,400,700*           10,007                   -              10,007
Net loss for year                                 -                 -            (119,927)           (119,927)
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1994               5,400,700*           56,807            (119,927)            (63,120)
                                    ----------------     -------------    ----------------    ---------------
Issuance of stock for cash                   57,500            57,500                   -              57,500
Net income for year                               -                 -               5,620               5,620
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1995               5,400,700*          114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1996               5,400,700*          114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1997               5,400,700*          114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1998               5,400,700*          114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 1999               5,400,700*          114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -                   -                   -
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 2000               5,400,700*          114,307            (114,307)                  -
                                    ----------------     -------------    ----------------    ---------------
Net loss for year                                 -                 -              (1,556)            (1,556)
                                    ----------------     -------------    ----------------    ---------------
Balance - February 28, 2001               5,400,700*          114,307            (115,863)            (1,556)
                                    ----------------     -------------    ----------------    ---------------
Net loss for period                               -                 -                (151)              (151)
                                    ----------------     -------------    ----------------    ---------------
Balance - November 30, 2001               5,400,700*         $114,307          $ (116,014)          $ (1,707)
                                    ================     =============    ================    ===============

*  Adjusted for one for two reverse split.


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


Date: January 23, 2002


                                              WORLD ENVIROTECH, INC.


                                              /s/ Ernest Cheung
                                              -----------------------------
                                              Ernest Cheung, President