Form 10KSB
period 2001-12-31
LINK GROUP INC
filed 2002-04-15
CIK 1145237

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

       For Transitional Period February 28, 2001 through December 31, 2001

                        Commission file number 000-33031

                              THE LINK GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                             WORLD ENVIROTECH, INC.
                           --------------------------
                           (Prior Name of Registrant)


        Colorado                                        84-1263981
        --------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

       Suite 950 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 689-4407

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $0

There were 5,405,200 shares of the Registrant's $.0001 par value common stock outstanding as of December 31, 2001. At April 16, 2002, there were 53,351,301 shares issued and outstanding.

The aggregate market value of the 646,700 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2001 based on no market price at such date.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business
         Item 2. Description of Property
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters
         Item 6. Management's Discussion and Analysis or Plan of Operation
         Item 7. Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General

     World Envirotech, Inc. (the "Company") was incorporated in Colorado on March 16, 1994. A predecessor began doing business in 1988 as Environmental Control Products. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America. The Company's primary business efforts were the manufacturing and sales of an automotive product called Turbo Master, which was conceived by the chairman of the board and was patented.

     The Company business plan for Turbomaster failed due to lack of capital, low oil prices, and lack of marketing resources. On June 22, 2001, the shareholders approved the spin out of a wholly owned subsidiary, Global Envirotech, Inc. to shareholders, by dividend of common shares of Global
Envirotech, on a share for share basis. All the technology and proprietary designs were transferred from the Company to Global prior to spinout. The spin out was effective June 22, 2001.

     Also, on June 22, 2001, the shareholders approved and effectuated a one for two reverse split of the issued and outstanding shares of common stock.

     On June 22, 2001, the shareholders approved a name change of the Company to a name to be chosen by the Board of Directors.

     On December 21, 2001, XIN NET Corporation purchased 3,882,700 shares of the Company from Carl and Edna Urich and Mark Urich. The position purchased constituted 71% of the issued and outstanding common stock.

     On February 18, 2002, the Company shareholders approved a one for four reverse split effective February 28, 2002 and a change of name to The Link Group, Inc. (OTCBB symbol: LNKG).

     XIN NET Corp. acquired 14,100,000 common shares for $600,000 in February, 2002. These shares were subject to the one for four reverse split effective February 28, 2002. Prior to the purchase, XIN NET owned 3,882,700 shares of common stock.

     In March 2002, the Company completed a definitive agreement to acquire ProtectServe Pacific Limited, a Hong Kong corporation (PSP), in a Share Exchange.

     The terms of the Share Exchange provided that the Company issue a total of 37,500,000 shares of common stock, on a post consolidation basis in consideration of 100% of the issued and outstanding stock of PSP. PSP has become a wholly owned subsidiary.

     The Agreement further provided that in the event the net after tax profit for PSP (under US GAAP) is less than $9,000,000 (Hong Kong) for period ending December 31, 2002, the Company shall have the right to repurchase shares from the former PSP shareholders, pro rata, at $.001 per share. THe formula for computing repurchase shares is:

     For every $333,333 (Hong Kong) that PSP falls short of the $9,000,000 (Hong
Kong) net profit target, the Company shall have the right to repurchase one million shares on five days written notice.

     Protectserve Pacific Ltd (PSP ) is a developer and provider of Surveillance Monitoring Control Systems, Data Acquistion Systems, Internet Services and Wireless Communication Systems.

     PSP  offers a broad  range of video and audio  monitoring  systems  under a brand name "GeniusEye" which are used for various purposes such as security surveillance, remote business management, monitoring of unmanned premises and equipment and traffic control. GeniusEye Systems enable users to observe and monitor through personal computers what is happening in remote sites via phone lines, ISDN, GSM, Intranet and Internet. The systems also integrate digital video and audio recording, remote camera control and intelligent alarm functions It offers many technical advantages over the conventional CCTV technology currently available.

     The applications of the GeniusEye Systems by existing users are mainly in the areas of remote business management which include retail operation management, remote manufacturing/warehousing operation management, property/building management and monitoring of unmanned premises and equipment. Along with the advancement of technology, in particular the Internet industry, the Company believes that the applications of GeniusEye Systems can be extended, especially in the area of e-promotion, e-commerce and m-commerce.

     GeniusEye Systems are offered at low-cost, high performance and more cost effective than any other similar device on the market. It can be deployed for either fixed or mobile usage, using wired or wireless signal distribution. PSP is introducing the GeniusEye Systems on a worldwide basis starting from Hong Kong, Greater China and Asia Pacific region. The company believes the products are well positioned to compete in a growing market for remote video surveillance.

     PSP's business model relies on a multi-stream revenue base including the sale of GeniusEye Systems, OEM or licensing of the core technology to industry leaders for integration with their products and fees from back-end support services realized through international sales by authorized distributors. PSP has revenues, entered into committed partnerships and has a growing number of international distributors for GeniusEye Systems.

     Parent:  The Link Group, Inc.

     Subsidiary (as of March 2002): Protect Serve Pacific Limited (a Hong Kong corporation) 100% owned by Registrant.

No Rights of Dissenting Shareholders

         The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. A transaction could be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Wyoming law.

Administrative Offices

     The Company currently maintains an office at Suite 950-789 West Pender Street, Vancouver, B.C. Canada V6C 1H2. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     At March 31, 2002, the Company had 30 emloyees in it's PSP subsidiary in Hong Kong.

Item 2.  PROPERTIES
         ----------

         Facilities

     The Company currently maintains an office at Suite 950-789 West Pender Street, Vancouver, B.C. Canada V6C 1H2, and the primary offices of its wholly owned subsidiary are at 1101 - 2 Electric Road, North Point, in Hong Kong which consists of 3200 sq. ft. leased from Sino Real Estate Co. Ltd., a nonaffiliate.


        In June 2001, the shareholders voted:

1) To authorize the reverse split (pro-rata reduction of outstanding shares) of the issued and outstanding common shares of the Company, at the ratio of one new share of common stock for each two shares of common stock then issued and outstanding.

2) To approve the name change to a name to be determined by the Board of Directors at a future date.

3) To approve the transfer of all the assets, liabilities, licenses, and business to a wholly owned subsidiary, Global Envirotech, Inc., and to approve the spin off by a dividend of common shares of the wholly owned subsidiary, Global Envirotech, Inc., pro rata to shareholders on a one share for one share basis.

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2001, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The following matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

     In February, 2002, the following matters were submitted to a shareholders vote and were approved.

1. To authorize the reverse split (pro-rata reduction of outstanding shares) of the issued and outstanding common shares of the Company, at the ratio of one new share of common stock for each 4 shares of common stock now issued and outstanding (to be effective ten days following the meeting) and to amend the Articles of Incorporation as necessary to reflect the reverse split. No shareholder will be reduced below fifty shares of common stock. There will not be a reduction in authorized shares, as result of the reverse split.

2. To authorize the Directors to amend the Articles of Incorporation to change the name of the Company to a name to be determined in the discretion of the Board of Directors. ("The Link Group, Inc." was the new name chosen.)

3. To authorize the Directors to amend the Articles of Incorporation to authorize the increase of the authorized common stock to 200,000,000 common shares @ $.0001 per share.



                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

 As of the date of this report, there has been no trading or quotation of the Company's common stock from inception to date.

         As of December 31, 2001, there were 34 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

         At year end, the Company had no cash or other assets. The Company had no liabilities.

Results of Operations for Year ended December 31, 2001 Compared to Year Ended
-----------------------------------------------------------------------------
February 28, 2001.
-----------------

     This report is a transitional report for a ten month period in 2001. The Company had no revenues or income in the period in 2001. The Company incurred $151 in miscellaneous expenses and had a gain on reorganization of $1707 for net income of $1556 for the period.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001 COMPARED TO PRIOR YEAR

     The Company recommenced limited operations in fiscal year ended February 28, 2001.

     The Company had no revenue in Fiscal year ended February 28, 2001 or 2000. The compared incurred expenses of $1,556 in the fiscal year ended February 28 2001 compared to no expenses in 2000. The net loss was ($1,556) in fiscal year ended in 2001 compared to no profit/loss in fiscal year ended in 2000 at February 28. The net loss per share was nominal in fiscal year ended February 28, 2001 compared to no profit/loss per share in the fiscal year ended on February 28, 2000.

     The Company has accumulated deficit on attempts at business totalling ($115,863) through February 28, 2001. The trend of continuing deficit operations should be expected to continue.


RESULTS OF OPERATIONS FOR QUARTER ENDED MAY 31, 2001 COMPARED TO SAME PERIOD ENDED MAY 31, 2000.

     The Company had no revenues in the quarters ended May 31 in 2001 or 2000. The Company incurred $780 in expenses in the quarter ended May 31, 2001 compared to no expenses in the comparable quarter in 2000. The Company had a net loss of $780 in the quarter ended May 31, 2001 compared to no loss in the quarter ended May 31, 2000. Loss per share was nominal at May 31, 2001.


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-9.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

        None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of December 31, 2001, are as follows:


 Name                               Age              Position                                    Term
------                             -----             --------                                   ------

Ernest Cheung                       51               President, Director                         Annual

Carl Urich                          71               Director (President to 12/01)               Resigned as Director (1/02)

Edna Urich                          70               Director (Secretary to 12/01)               Resigned as Director (1/02)



     CARL URICH, age 71, President and Director. Mr. Urich's professional experience includes many different areas in the automotive industry. He performed tooling design and construction for General Motors, he was an engineer and divisional superintendent supervising skilled trade departments for American Motors.

     Mr. Urich formed Turbomaster, Inc. in 1992, which went out of business due to lack of capital in 1995. Mr. Urich has been President of World Envirotech, Inc. since inception in 1994. In 1997, Mr. Urich filed a personal bankruptcy petition and was discharged.

     EDNA URICH, age 70, has been Director and Secretary of the Company since inception. Mrs. Urich has Secretary and Director of Turbomaster, Inc. from 1992 to 1995. Turbomaster, Inc. went out of business in 1995 due to lack of capital. Mrs. Urich filed a personal bankruptcy petition in 1997 and was discharged.

     ERNEST CHEUNG, age 51, has been Secretary of XIN NET Corp. since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of our Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc.

     Maurice Tsakok, age 50, was employed from 1994 to 1996, by Sagit Mutual Funds, as Vice President responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree from University of Minnesota in 1974 and MBA specializing in Management Information Systems ( MIS ) from Hofstra University in 1996. From 1997 to date, he has been a principal director in Gemsco Management Ltd. He was a Director of Drucker, Inc. from 1997 to date, and he was a Director of XIN NET Corp. from 1997 to date. He has been a Director and Secretary of The Link Group, Inc. since 2001.

     Subsequent to year end, Maurice Tsakok resigned as Secretary, andErnest Cheung resigned as President and was appointed Secretary. Justin Kwei was appointed as a Director and President in 2002.

     Justin Kwei, aged 48, President, is a founder and Chief Executive Officer of Protectserve Pacific Ltd and Director of Infotech Networks and Cabling Ltd. (2000 to date). He is responsible for the overall corporate management and business development of the Group. He has over 22 years of extensive business marketing and management experience in IT industry. Prior to the existing position with Protectserve, he held many senior sales management positions with multinational companies. He was North Asia Commercial Director for SITA Information Networking Computing B.V. from 1996 to 2001. He was Greater China Director of Sales for Anixter Inc from 1990 to 1996. He also held key sales positions with major IT vendors including Digital Equipment Corp ( now Compaq ), Data General and Cable & Wireless in the 1980s. He received a Bachelor of Administration and MBA from University of Ottawa, Ontario in 1996 and 1998 respectively. In January 2001, he was accredited as Honorary Consul of Republic of Rwanda for Hong Kong SAR and Macau SAR.

     The following people, Wilson Yim and Simon Wong were appointed as Directors effective April 30, 2002, and Maurice Tsakok resigned as a director effective April 25, 2002.

     Wilson Yim, age 46, is the Chief Technology Officer of Protectserve Pacific Ltd. and Director of Infotech Networks and Cabling Ltd. He has over 20 years extensive IT development and project management experience covering all aspects of the development cycle from analysis and specifications, support and facilities management. From 1998 to 2000, he was Managing Director of Web Net H.K. Ltd, a leading e-commerce company specializing on the development of internet, intranet and web-hosting applications. From 1990 to 1998, he was Technical Director for Suntech Ltd, a RF and VCD manufacturer in Hong Kong. From 1980 to 1990, he was Chief Technology Officer for Anocomtech ATM Ltd, a Toronto listed company manufacturing and marketing personal computer across Canada. He received a Technologist High Diploma from Senecca College of Applied Science & Technology in 1979.

     Simon Wong, age 49 is a founder and Managing Director of Infotech Networks and Cabling Ltd. He was appointed as the Director and Chief Operating Officer of Protectserve Pacific Ltd. since January 2002. He has over 25 years IT experience, including 18 years with IBM Asia Pacific Group. He held many key technical positions in their telecommunication division before the establishment of Infotech in 1998. He has been experienced many large scale networks and cabling projects including Hong Kong Chek Lap Kok Airport, Hospitals, Container Port and Intelligent Building. He was graduate from Hong Kong Technical Institute with Higher Diploma in Electronics.

     No officer or director position nor appointee for director position has been the subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and persons who own more than ten percent of the registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(a) forms they file.

     The  following  people did not file  reports or filed  late  reports  under
Section 16(a) during the most recent two fiscal years:

                        Form 3          Form 4          Form 5
                        ------          ------          ------
1.  Carl Urich          1 in 2000*      0               2000

2.  Edna Urich          1 in 2000*      0               2000

3.  Mark Urich          1 in 2000       0               2000

* For a single transaction in each instance.

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2001. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2001

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Carl Urich,
President                2001      0          0             0                       0                      0
(resigned 1/02)          --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Edna Urich,
Secretary                2001      0          0             0                       0                      0
(resigned 1/02)          --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Justin Kwei,                       0          0             0                       0                      0
President                2001
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Ernest Cheung,                     0          0             0                       0                      0
Secretary/Treasurer      2001
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Maurice Tsakok,
Director                 2001      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================

         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- -----------------------------
A. Director                       0                 0              0                     0             0
Justin Kwei

B. Director                       0                 0              0                     0             0
Ernest Cheung

C. Director                       0                 0              0                     0             0
Maurice Tsakok

C. Director                       0                 0              0                     0             0
Carl Urich

C. Director                       0                 0              0                     0             0
Edna Urich




Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
-------------------------------------------- --------------------------- ----------------------------

Carl Urich, former President & Director         266,646 (3)(6)                   4.9%
(resigned)
7293 S. Sherman Street
Littleton, CO 80122
-------------------------------------------- --------------------------- ----------------------------
Edna Urich, Secretary & Director (resigned)     266,646 (3)(6)                   4.9%
7293 S. Sherman Street
Littleton, CO 80122
-------------------------------------------- --------------------------- ----------------------------
Xin Net Corp.                                   3,882,700 (5)                    71%
Suite 950-789 West Pender Street
Vancouver, B.C. Canada
V6C 1H2
-------------------------------------------- --------------------------- ----------------------------
Ernest Cheung, Secretary/Treasurer, Director    3,882,700 (1)(2)(5)              71%
Suite 950-789 West Pender Street
Vancouver, B.C. Canada
V6C 1H2
-------------------------------------------- --------------------------- ----------------------------
Maurice Tsakok                                  3,882,700 (1)(4)(5)              71%
Suite 950-789 West Pender Street
Vancouver, B.C. Canada
V6C 1H2
-------------------------------------------- --------------------------- ----------------------------
Mark Urich                                      609,136                          11.9%
8385 Cobblestone Street
Highlands Ranch, CO  80126
-------------------------------------------- --------------------------- ----------------------------

Officers and Directors as a group               4,149,3640                       76%



(1) Officer
(2) Newly appointed Director
(3) Resigning Director
(4) Proposed Director
(5) XIN NET Corp. is beneficially controlled by Ernest Cheung and Maurice Tsakok who are members of the Board of Directors and officers of XIN NET Corp.
(6) Carl & Edna Urich are husband and wife and each is deemed to beneficially own the shares.
(7) Computed under Sec 13d-3(d)(1) on a pre-reverse split basis. XIN NET Corp. had an option to purchase an additional 7,500,000 shares to February 15, 2002 and special warrants convertible to 10,875,000 shares before January 31, 2004 (post consolidation).

* Subsequent to year end, Justin Kwei, as a shareholder of ProtectServe Pacific Limited (PSP), received 16,100,000 (including 2,000,000 shares owned by spouse) shares under a Share Exchange Agreement nder which Registrant acquired 100% of PSP.

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

     On December 21, 2001, XIN NET Corporation purchased 3,882,700 shares of the Company from Carl and Edna Urich and Mark Urich. The position purchased constitutes 71% of the issued and outstanding common stock.

Transactions with Management and Others

     Messrs. Cheung and Tsakok, Directors and officers of the Company, are also Directors of XIN NET Corp. and affiliates of XIN NET Corp. Through direct and indirect shareholdings. XIN NET Corp., subsequent to December 31, 2001, purchased an additional 15,000,000 shares of common stock (pre-reverse split) for $600,000 and special warrants convertible to 10,875,000 shares before January 31, 2004.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           8-K filed December 26, 2001

                  2.       Exhibits:

                           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE LINK GROUP, INC.
                                            (Registrant)

Date: __________________

                                            ------------------------------------
                                            Justin Kwei, President



                                            DIRECTORS:




                                            ------------------------------------
                                            Justin Kwei, President



                                            ---------------------------------
                                            Ernest Cheung



                                            ---------------------------------
                                            Maurice Tsakok

                              THE LINK GROUP, INC.

                        (formerly World Envirotech, Inc.)

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                                December 31, 2001

                             (Stated in US Dollars)

TERRY AMISANO LTD.                                                AMISANO HANSON
KEVIN HANSON, CA                                           CHARTERED ACCOUNTANTS




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Link Group, Inc.
(formerly World Envirotech, Inc.)
(A Development Stage Company)


We have audited the accompanying balance sheet of The Link Group, Inc. (formerly World Envirotech, Inc.) (A Development Stage Company) as of December 31, 2001 and the related statements of operations, cash flows and changes in stockholders' equity for the ten months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Link Group, Inc. (formerly World Envirotech, Inc.) as of February 28, 2001 and 2000 were audited by other auditors whose report dated April 20, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Link Group, Inc. (formerly World Envirotech, Inc.) as of December 31, 2001 and the results of its operations and its cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in this regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                             /S/ AMISANO HANSON
March 8, 2002                                             Chartered Accountants


750 West Pender Street, Suite 604                       Telephone:  604-689-0188
Vancouver Canada                                        Facsimile:  604-689-9773
V6C 2T7                                                   E-Mail:  amishan@telus



                              THE LINK GROUP, INC.
                        (formerly World Envirotech, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                     December 31, 2001 and February 28, 2001
                             (Stated in US Dollars)


                                                                               December 31,         February 28,
                                                       ASSETS                      2001                 2001
                                                       ------                      ----                 ----
Current
   Cash                                                                     $               -    $           2,244
                                                                            ==================   ==================

                                                    LIABILITIES
Current
   Advances from shareholders                                               $               -    $           3,800
                                                                            ------------------   ------------------

                                               STOCKHOLDER'S DEFICIT
Common stock,
   Authorized:
     50,000,000, $0.0001 par value
   Issued and outstanding:
     5,405,200 shares                                                                     540                  540
Paid-in capital                                                                       113,767              113,767
Deficit accumulated during the development stage                               (      114,307)      (      115,863)
                                                                            ------------------   ------------------
                                                                                            -       (        1,556)
                                                                            ------------------   ------------------
                                                                            $               -    $           2,244
                                                                            ==================   ==================


Reorganization - Note 5
Commitments - Note 6
Subsequent Events - Note 6


                             SEE ACCOMPANYING NOTES



                                      THE LINK GROUP, INC.
                                (formerly World Envirotech, Inc.)
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                       for the ten months ended December 31, 2001, for the
                        years and February 28, 2001 and 2000 and for the
                 period March 16, 1999 (Date of Inception) to December 31, 2001
                                     (Stated in US Dollars)


                                                                                                        March 16, 1994
                                                    Ten months                                             (Date of
                                                      ended                                             Inception) to
                                                   December 31,        Years ended February 28,          December 31,
                                                       2001             2001              2000               2001
                                                       ----             ----              ----               ----
Operating Expenses
   General and administrative                     $          151   $        1,556    $            -    $      116,014
                                                  ---------------  ---------------   ---------------   ---------------
Net loss before other item                        $ (        151)  $ (      1,556)   $            -    $ (    116,014)
Other item:
   Gain on reorganization - Note 5                         1,707                -                 -             1,707
                                                  ---------------  ---------------   ---------------   ---------------
Net income (loss) for the period                  $        1,556   $  (     1,556)   $            -    $  (   114,307)
                                                  ===============  ===============   ================  ===============
Weighted average number of shares
 outstanding                                           5,405,200        5,405,200         5,405,200
                                                  ===============  ===============   ===============
Basic earnings (loss) per common share            $         0.00   $ (      0.001)   $ (       0.00)
                                                  ===============  ===============   ===============


                             SEE ACCOMPANYING NOTES



                                      THE LINK GROUP, INC.
                                (formerly World Envirotech, Inc.)
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
                   For the period from February 28, 1993 to December 31, 2001
                                     (Stated in US Dollars)


                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                During the
                                                     Common Stock               Paid-in        Development
                                                Shares         Amount           Capital           Stage           Totals
                                                ------         ------           -------           -----           ------
Balance, February 28, 1993                               - $            -  $            -    $            -   $            -
  Issuance of stock for cash                        23,400              2          46,788                 -           46,800
  Issuance of stock for services                 5,353,050            535           9,472                 -           10,007
  Net loss for the year                                  -              -               -       (   119,927)     (   119,927)
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 1994                       5,376,450            537          56,270       (   119,927)     (    63,120)
  Issuance of common stock for cash                 28,750              3          57,497                 -           57,500
  Net income for the year                                -              -               -             5,620            5,620
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 1995                       5,405,200            540         113,767       (   114,307)               -
  Net loss for the year                                  -              -               -                 -                -
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 1996                       5,405,200            540         113,767       (   114,307)               -
  Net loss for the year                                  -              -               -                 -                -
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 1997                       5,405,200            540         113,767       (   114,307)               -
  Net loss for the year                                  -              -               -                 -                -
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 1998                       5,405,200            540         113,767       (   114,307)               -
  Net loss for the year                                  -              -               -                 -                -
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 1999                       5,405,200            540         113,767       (   114,307)               -
  Net loss for the year                                  -              -               -                 -                -
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 2000                       5,405,200            540         113,767       (   114,307)               -
  Net loss for the year                                  -              -               -       (     1,556)     (     1,556)
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, February 28, 2001                       5,405,200            540         113,767       (   115,863)     (     1,556)
  Net income for the period                              -              -               -             1,556            1,556
                                                 --------- --------------- ---------------   ---------------  ---------------
Balance, December 31, 2001                       5,405,200 $          540  $      113,767    $  (   114,307)  $            -
                                                 ========= =============== ===============   ===============  ===============



The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on a one for two basis approved by the shareholders on June 22, 2001.


                             SEE ACCOMPANYING NOTES



                                      THE LINK GROUP, INC.
                                (formerly World Envirotech, Inc.)
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                       for the ten months ended December 31, 2001, for the
                        years and February 28, 2001 and 2000 and for the
                 period March 16, 1999 (Date of Inception) to December 31, 2001
                                     (Stated in US Dollars)


                                                                                                        March 16, 1994
                                                    Ten months                                             (Date of
                                                      ended                                             Inception) to
                                                   December 31,        Years ended February 28,          December 31,
                                                       2001             2001              2000              Total
                                                       ----             ----              ----              -----
Cash Flows from Operating Activities
  Net income (loss) for the period                $        1,556   $  (     1,556)   $            -    $  (   114,307)
  Less item not involving cash
   Stock issued for services                                   -                -                 -            10,007
   Gain on reorganization                           (      1,707)               -                 -       (     1,707)
                                                  ---------------  ---------------   ---------------   ---------------
Net cash used in operating activities               (        151)     (     1,556)                -       (   106,007)
                                                  ---------------  ---------------   ---------------   ---------------
Cash flows from Financing Activities
  Issuance of common stock                                     -                -                 -           104,300
  Advance from stockholders                                    -            3,800                 -             3,800
  Transfer to Global Environtech, Inc.
   - Note 5                                          (     2,093)               -                 -       (     2,093)
                                                  ---------------  ---------------   ---------------   ---------------
Net cash provided (used) by financing
 activities                                          (     2,093)           3,800                 -           106,007
                                                  ---------------  ---------------   ---------------   ---------------
Increase (decrease) in cash during
 the period                                         (      2,244)           2,244                 -                 -

Cash and cash equivalents, beginning of
 period                                                    2,244                -                 -                 -
                                                  ---------------  ---------------   ---------------   ---------------
Cash and cash equivalents, end of period          $            -   $        2,244    $            -    $            -
                                                  ===============  ===============   ===============   ===============
Supplemental disclosure of cash flow
 information
Cash paid for:
   Interest                                       $            -   $            -    $            -    $            -
                                                  ===============  ===============   ===============   ===============
   Income taxes                                   $            -   $            -    $            -    $            -
                                                  ===============  ===============   ===============   ===============



                             SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
                        (formerly World Envirotech, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                     December 31, 2001 and February 28, 2001
                             (Stated in US Dollars)

Note 1        Nature of Operations - Note 6
              --------------------

              The Link Group, Inc. (formerly World Envirotech, Inc.) (the "Company") was incorporated in Colorado on March 15, 1994. A predecessor began doing business in 1988 as Environmental Control Products. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America. The Company's primary business operations were the management of an automotive product called Turbo Master, which was conceived by a former chairman of the board and carries a patent number.

              The Company has been dormant since 1995 and began limited start-up operations during the year ending February 28, 2001.

              During the ten months ended December 31, 2001, the Company changed its fiscal year end to December 31 from February 28 and accordingly comparative figures are for the twelve months ended February 28, 2001 and 2000.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              Basis of Accounting
              -------------------

              The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

              Estimates
              ---------

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures Accordingly, actual results could differ from those estimates.

              Cash and Cash Equivalents
              -------------------------

              For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

              Basic Earnings (loss) Per Share
              -------------------------------

              Basis earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period less shares subject to repurchase.

The Link Group, Inc.
(formerly World Envirotech, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and February 28, 2001
(Stated in US Dollars) - Page 2
 --------------------


Note 2        Significant Accounting Policies - (cont'd)
              -------------------------------

              Development Stage Company
              -------------------------

              The Company is a development stage company as defined in Statement of Financial Accounting Standard No. 7.

              Fair Market Value of Financial Instruments
              ------------------------------------------

              The carrying value of cash advances from shareholders approximate fair value because of the short maturity of those instruments.

              Income Taxes
              ------------

              The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Note 3        Income Taxes
              -------------

              There has been no provision for US. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

              Deferred tax assets
               Net operating loss carryforwards                 $     114,307
               Valuation allowance for deferred tax assets         (  114,307)
                                                                --------------
              Net deferred tax assets                            $          -
                                                                ==============

              Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $114,307 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2014. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

The Link Group, Inc.
(formerly World Envirotech, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and February 28, 2001
(Stated in US Dollars) - Page 3
 --------------------


Note 4        Going Concern
              --------------

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no assets and its operations are in the development stage.

              The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 5        Gain on Reorganization
              ----------------------

              Pursuant to a resolution approved by the shareholders at a special meeting held June 22, 2001, all of the assets and liabilities of the Company were transferred to a wholly-owned subsidiary, Global Envirotech, Inc. ("Global"). At that time, Global paid a dividend pro-rata to the existing shareholders of the Company on the basis of one share of Global for each share held of the Company prior to its reverse stock split. Immediately subsequent to the payment of the dividend, Global ceased to be a wholly-owned subsidiary resulting in a gain on the transfer of assets and liabilities as follows:

              Liabilities assumed by Global                  $       3,800
              Less assets transferred                                2,093
                                                             -------------
              Gain on reorganization                         $       1,707
                                                             =============

Note 6        Subsequent Events

              a) On February 18, 2002, at a special meeting of the shareholders of the Company, the following items were approved:

                 i) to change the name of the Company to "The Link Group, Inc.";

                ii) to increase the Company's authorized stock to 200,000,000 common shares with a par value of $0.0001 per share; and

               iii) to carryout a reverse split of the issued and outstanding shares on a one for four basis effective ten days from the meeting.

The Link Group, Inc.
(formerly World Envirotech, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and February 28, 2001
(Stated in US Dollars) - Page 4
 --------------------


Note 6        Subsequent Events - (cont'd)
              -----------------

              b) By an agreement dated January 21, 2002, the Company agreed to purchase all of the issued and outstanding shares of Protectserve Pacific Limited, ("PSP"), a Hong Kong company. As consideration, the Company agreed to issue 37,500,000 post reverse split common shares. In the event that PSP is unable to meet certain after-tax earnings by December 31, 2002, the Company has the right to buy back certain of the shares issued at $0.001 per share. The acquisition of PSP will be accounted for using the purchase method, as a reverse transaction. For accounting purposes, PSP has been identified as the purchaser as the former shareholders of PSP will control the Company after the acquisition. PSP is a developer and provider of proprietary web-based surveillance, monitoring and control systems.

              c) Subsequent to December 31, 2001, and after accounting for the effect of the reverse stock split on a one for four basis, the Company issued, pursuant to a private placement, 3,625,000 common shares at $0.0414 per share for cash proceeds of $150,075 (received). Also included with the private placement were 10,875,000 special warrants issued at $0.0414 per special warrant for proceeds of $450,225 (received). Each special warrant is convertible into one common share for no further consideration up to January 31, 2004. The private placement and option was with another public company having directors in common.