Form 10KSB/A
period 2001-12-31
LINK GROUP INC
filed 2002-04-24
CIK 1145237

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

     The  following  people did not file  reports or filed  late  reports  under
Section 16(a) during the most recent two fiscal years:


                        Form 3          Form 4          Form 5
                        ------          ------          ------
1.  Carl Urich          1 in 2001       0               0

2.  Edna Urich          1 in 2001       0               0

3.  Mark Urich          1 in 2001       0               0

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