Form 10QSB
period 2002-03-31
LINK GROUP INC
filed 2002-05-15
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2002                                        000-33031



                              THE LINK GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-1263981
         --------                                       ----------
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

                       Yes   X              No
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         53,351,300 as of March 31, 2002

                              THE LINK GROUP, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (Unaudited)

                             (Stated in US Dollars)



                              THE LINK GROUP, INC.
                             INTERIM BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                               (Unaudited)           (Audited)
                                                                                March 31,           December 31,
                                                       ASSETS                      2002                 2001
                                                       ------                      ----                 ----
Current
   Cash                                                                     $         126,117    $         247,813
   Advances receivable                                                                145,125              132,841
   Accounts receivable                                                                666,952              162,833
   Inventory of purchased materials                                                   348,036              300,488
   Deposit and prepayment                                                              38,628               35,616
   Deferred tax                                                                        41,403               65,983
                                                                            -----------------    -----------------
                                                                                    1,366,261              945,574
Property and equipment                                                                557,347              518,231
                                                                            -----------------    -----------------
                                                                            $       1,923,608    $       1,463,805
                                                                            =================    =================
                                                    LIABILITIES
Current
   Accounts payable and accrued liabilities                                 $         161,177    $         160,792
   Loan payable                                                                        22,246              300,000
   Deferred revenue                                                                     8,824               44,100
                                                                            -----------------    -----------------
                                                                                      192,247              504,892
Deferred tax                                                                           85,583               93,652
                                                                            -----------------    -----------------
                                                                                      277,830              598,544
                                                                            -----------------    -----------------
                                                STOCKHOLDERS' EQUITY
Common stock,
   Authorized:
   200,000,000, par value $0.001 each
   Issued:
     53,351,301 shares (December 31, 2001: 5,405,200)                               1,322,484              722,184
Contributed surplus                                                                    95,691                    -
Retained earnings                                                                     227,603              143,077
                                                                            -----------------    -----------------
                                                                                    1,645,778              865,261
                                                                            -----------------    -----------------
                                                                            $       1,923,608    $       1,463,805
                                                                            =================    =================

                             SEE ACCOMPANYING NOTES



                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the three months ended March 31, 2002,
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                Three months ended March 31,
                                                                                   2002               2001
                                                                                   ----               ----
Sales                                                                        $       563,686     $        59,203

Cost of sales                                                                        222,829              17,505
                                                                             ---------------     ---------------
Gross                                                                                340,857              41,698
Other income                                                                          30,103                   2
                                                                             ---------------     ---------------
                                                                                     370,960              41,700
                                                                             ---------------     ---------------
Expenses
   Amortization                                                                       57,642              15,803
   Selling, general and administrative expenses                                      212,281              20,789
                                                                             ---------------     ---------------
                                                                                     269,923              36,592
                                                                             ---------------     ---------------
Income from operations before income taxes                                           101,037               5,108
Provision for future income taxes                                                     16,511                   -
                                                                             ---------------     ---------------
Net income for the period                                                    $        84,526     $         5,108
                                                                             ===============     ===============
Basic earnings per share                                                     $         0.00      $          0.00
                                                                             ===============     ===============
Weighted average number of common shares outstanding                             42,319,356            1,351,300
                                                                             ===============     ===============


                             SEE ACCOMPANYING NOTES



                                      THE LINK GROUP, INC.
                                STATEMENT OF STOCKHOLDERS' EQUITY
                     for the period from February 28, 1993 to March 31, 2002
                                           (Unaudited)
                                     (Stated in US Dollars)


                                                                                    Deficit
                                                                                  Accumulated
                                                                                  During the
                                                     Common Stock       Paid-in    Development   Retained  Contributed
                                            -------------------------
                                                Shares      Amount      Capital       Stage      Earnings    Surplus     Totals
                                                ------      ------      -------       -----      --------    -------     ------
Balance, December 31, 2001                       5,405,200  $   540  $  113,767   $  (114,307)   $       -   $       -  $         -
  Issuance of common stock for cash
   - at $0.1035                                 14,500,000    1,450     148,625             -            -           -      150,075
  Reverse split 1 for 4                        (14,928,900)  (1,493)      1,493             -            -           -            -
  Issuance of common stock for cash
   - at $0.0414                                 10,875,000    1,088     449,137             -            -           -      450,225
  Issuance of stock to acquire subsidiary       37,500,000    3,750     604,127       114,307      143,077           -      865,261
  Acquisition of subsidiary                              -        -           -             -            -      95,691       95,691
  Net income for the period                              -        -           -             -       84,526           -       84,526
                                                ----------  -------  ----------   ------------   ---------   ---------  -----------
Balance, March 31, 2002                         53,351,300  $ 5,335  $1,317,149   $         -    $ 227,603   $  95,691  $ 1,645,718
                                                ==========  =======  ==========   ============   =========   =========  ===========


                             SEE ACCOMPANYING NOTES



                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the three months ended March 31, 2002,
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                Three months ended March 31,
                                                                                   2002               2001
                                                                                   ----               ----
Operating Activities
  Net income for the period                                                  $        84,526     $         5,108
  Adjustment for non-cash items
   Amortization                                                                       57,642              15,803
   Common stock issued for management fees                                                 -                   -
   Common stock issued for inventory                                                       -                   -
   Provision for deferred income taxes                                                16,511                   -
  Change in working capital items
   Advances receivable                                                          (     12,284)       (      4,534)
   Accounts receivable                                                          (    504,119)       (     15,504)
   Inventory                                                                    (     47,548)       (      5,548)
   Deposit and prepayment                                                       (      3,012)                  -
   Accounts payable and accrued liabilities                                     (        384)                238
   Deferred revenue                                                             (     35,276)                  -
                                                                             ----------------    ----------------
Cash provided by operating activities                                           (    443,944)       (      4,437)
                                                                             ----------------    ----------------
Investing Activities
  Purchase of property and equipment                                                       -        (    474,077)
  Acquisition of Infotech                                                              2,572                   -
                                                                             ----------------    ----------------
                                                                                       2,572        (    474,077)
                                                                             ----------------    ----------------
Financing Activities
  Related party loans                                                           (    280,624)            522,792
  Proceeds from issuance of common stock                                             600,300               1,282
                                                                             ----------------    ----------------
Cash from financing activities                                                       319,676             524,074
                                                                             ----------------    ----------------
Net increase in cash and cash equivalents                                       (    121,696)             45,560

Cash, beginning                                                                      247,813                   -
                                                                             ----------------    ----------------
Cash, end                                                                    $       126,771     $        45,560
                                                                             ================    ================


                             SEE ACCOMPANYING NOTES



                                      THE LINK GROUP, INC.                      Continued
                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                           for the three months ended March 31, 2002,
                                           (Unaudited)
                                     (Stated in US Dollars)


                                                                                Three months ended March 31,
                                                                                   2002               2001
                                                                                   ----               ----
Supplementary disclosure of cash flow information
   Cash paid for:
     Interest                                                                $             -     $             -
                                                                             ================    ================
     Income taxes                                                            $             -     $             -
                                                                             ================    ================


                             SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


Note 1        Interim Reporting

              While the information presented in the accompanying interim financial statement is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, result of operations and cash flows for the interim period presented. All adjustment are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2001 financial statements.

Note 2        Nature of Operations
              --------------------

              The Company is engaged in the business of developing and marketing computer hardware and web-based surveillance monitoring and control systems. The Company's product is based on proprietary software, the use of which is subject to a license agreement.
              All operations are carried on outside of the United States.

Note 3        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidation
              -------------

              These interim consolidated financial statement include the accounts of the Compay and its wholly-owned subsidiary, ProtectServe Pacific Limited, a Hong Kong company and its wholly-owned subsidiary Infotech-Networks & Cabling Ltd., a Hong Kong company. All inter-company transactions and balances have been eliminated.

              Cash and Cash Equivalents
              -------------------------

              The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

The Link Group, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2002 and December 31, 2001
(Stated in US Dollars) - Page 2


Note 3        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Basic Earnings Per Share
              ------------------------

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less shares subject to repurchase.

              Revenue Recognition
              -------------------

              Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:
              (i) revenue from the sale of product is recognized using the completed contract method. Completion generally coincides with the time of shipment. Amounts invoiced at year end for contracts which have not yet been completed are not recogniz-ed in revenue but are recorded as deferred revenue.
              ii) commission income is recognized when the relevant services are rendered; and
              iii) interest income is recognized on an accrual basis.

              Impairment of Long-lived Assets
              -------------------------------

              The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an assets my not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

              Property and Equipment
              ----------------------

              Property and equipment are stated at cost less accumulated amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

              Amortization is provided to write-off the cost of property and equipment on the straight-line basis over their estimated useful lives as follows:

                  Computer and office equipment                    Five years
                  Computer software                                Three years
                  Motor vehicles                                   Five years

              Leasehold improvements are written off on a straight-line basis over the term of the lease.

The Link Group, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2002 and December 31, 2001
(Stated in US Dollars) - Page 3


Note 3        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Inventories
              -----------

              Inventories are stated at the lower of cost and net realizable value. Cost is calculated using the first-in, first-out method. Net realizable value is the price at which inventories can be sold in the normal course of business after allowing for the costs of realization.

              Foreign Currency Translation
              ----------------------------

              The functional currency of the Company is Hong Kong dollars, which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income. The exchange rate in effect at the balance sheet date, and the average for the year was 7.8HK$ for 1US$ and accordingly no translation adjustments resulted.

              Income Taxes
              ------------

              The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

Note 4        Business Considerations
              -----------------------

              a) By an agreement dated Januayr 21, 2002, the Company agreed to purchase all the issued and outstanding shares of ProtectServe Pacific Limited ("PSP") from three individuals through issuance of 37,500,000 (post-reverse one for four split) common shares. The Company has the right to buy back its shares at $0.0001 per share from these individuals if PSP's after-tax profit is less than Hong Kong HK$9,000,000 for the twelve months ended December 31, 2002. The buy back formula is for every HK$333,333 that PSP fall short of the HK$9,000,000 after tax profit, the Company can buy back 1,000,000 (post-reverse one for four split) common shares from these individuals.

                  The acquisition of PSP has been accounted for using the purchase method with PSP being identified as the acquirer. As at the acquisition date, The Link Group, Inc. had no identifiable assets or liabilities. Comparative figures presented are those of the acquirer, PSP.

                  Protectserve Pacific Limited (the "Company") was incorporated in Hong Kong on September 25, 2000 with the name Global Surveillance Communications Limited. On January 15, 2001, the Company changed its name to Protectserve Pacific Limited and commenced operations effective February 1, 2001.

The Link Group, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2002 and December 31, 2001
(Stated in US Dollars) - Page 4


Note 4        Business Considerations - (cont'd)
              -----------------------

              b) Prior to the acquisition as noted above, PSP acquired all the issued and outstanding shares of Infotech-Networks & Cabling Ltd, a Hong Kong Company for no consideration. The acquisition has been accounted for using the purchase method as follows:

                 Net Assets Acquired
                   Cash                                               $   2,572
                   Capital assets, at fair value                         96,758
                                                                      ----------
                                                                         99,330
                   Less:  liabilities                                  (  3,639)
                                                                      ----------
                                                                         95,691
                   Consideration                                              -
                                                                      ----------
                   Excess value recorded as contributed surplus       $ 895,691
                                                                      ==========

Note 5        Deferred Tax
              -------------

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

             Deferred tax assets
               Net operating loss carry forward                    $   41,403
             Deferred tax liability
               Property and equipment costs deducted for tax
                purposes in excess of amortization provided          ( 85,583)
                                                                   -----------
             Net deferred tax liability                            $ ( 44,180)
                                                                   ===========

The Link Group, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2002 and December 31, 2001
(Stated in US Dollars) - Page 5


Note 5        Deferred Tax - (cont'd)
              ------------

              Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As at March 31, 2002, management believes it is more likely than not that the net deferred tax asset will be realized in the subsequent year and accordingly no valuation allowance is required.


Note 6        Property and Equipment
              ----------------------

                                                                                                 December 31,
                                                            March 31, 2002                           2001
                                           -------------------------------------------------   ------------------
                                                             Accumulated
                                                Cost        Amortization          Net                 Net
                                                ----        ------------          ---
             Computer and office
              equipment                    $     230,642  $      36,937     $     193,705      $     114,514
             Computer software                   475,864        185,051           290,813            330,461
             Motor vehicles                       28,903          5,949            22,954             18,369
             Leasehold improvements               59,877          9,979            49,898             54,887
                                           -------------  -------------     -------------      -------------
                                           $     795,286  $     237,916     $     557,370      $     518,231
                                           =============  =============     =============      =============

Note 7        Loan Payable
              -------------

              The loan is unsecured, non-interest bearing and has no fixed repayment terms.

Note 8        Commitments
              -----------

              The Company has entered into an operating lease for its premises for three years, expiring December 31, 2004. The annual lease payments required are $86,900 (HK$677,732) plus operating costs for an aggregate amount payable of $260,700 (HK$2,033,460) plus operating costs.

              The Company has entered into a licensing agreement for exclusive use in Pacific Asia of certain proprietary software related to its products. A license fee of $100 per copy is payable, with a minimum commitment to purchase 5000 copies over three years ending December 31, 2003. The Company can obtain unlimited use of the software by purchasing more than 5000 units before the three-year period or by paying $500,000 less license fees paid to date. Upon the purchase of 5,000 units, the Company will own the proprietary software.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD IN 2001.

We (referred in this report as the Link Group Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2001. We completed the acquisition of Protectserve Pacific, Ltd. in the first quarter of 2002. For the first three months in 2002, sales of the company's proprietary Genius Eye product amounted to $563,686 compared to $59,203 in the same three months in 2001. This revenue was generated from clients based both out of Hong Kong and mainland China. The Genius Eye line of surveillance systems has been rapidly gaining market acceptance and we expect mainland China's contribution to grow rapidly in the short to medium term. Please visit www.protectserve.com.hk or www.geniuseye.com for a detail description of our products. Cost of sales were $222,829 or 39.5% of revenue in the first three months in 2002. In the same period in 2001, cost of sales were $17,505 or 29.6% of revenue The selling, general and administrative expenses for the company were $212,281 in the first three months in 2002 compared to $20,789 in 2001. The net income from the period in 2002 was $84,526 and for 2001 the net income was $5,108.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $126,117 cash on hand at March 31, 2002 and $812,077 in receivables due within one year and payables of only $192,247. These amounts are deemed sufficient by us for continued operations at the current level this year.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

     The Company issued 14,500,000 shares (pre-reverse split) for $150,075 in January 2002.

     In February 2002 the Company implemented a reverse split of 1 for 4 shares effective February 28, 2002. The Company subsequently issued 10,875,000 for $450,225 in cash. In March of 2002, the Company completed the acquisition of ProtectServe Pacific Limited, a Hong Kong corporation in exchange for 37,500,000 shares of common stock.

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were made for the period for which this report is filed.

        8-K filed January 25, 2002
        8-K filed February 6, 2002
        8-K filed February 8, 2002
        8-K filed February 15, 2002
        8-K filed February 20, 2002
        8-K filed February 21, 2002
        8-K/A filed February 28, 2002
        8-K/A filed March 8, 2002
        8-K filed March 26, 2002

                              THE LINK GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE LINK GROUP, INC.



Date: May 14, 2002                       /s/ Justin Kwei
                                         -----------------------------
                                         Justin Kwei, President