Form 10QSB
period 2002-06-30
LINK GROUP INC
filed 2002-08-20
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
June 30, 2002                                            000-33031



                              THE LINK GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-1263981
         --------                                       ----------
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

                         53,351,301 as of June 30, 2002

                              THE LINK GROUP, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

                             (Stated in US Dollars)



                              THE LINK GROUP, INC.
                             INTERIM BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                               (Unaudited)           (Audited)
                                                                                 June 30,           December 31,
                                                       ASSETS                      2002                 2001
                                                       ------                      ----                 ----
Current
   Cash                                                                     $          24,770    $         247,813
   Advances receivable                                                                 36,969              132,841
   Accounts receivable                                                                496,486              162,833
   Inventory                                                                          363,101              300,488
   Deposit and prepayment                                                              32,061               35,616
   Deferred tax                                                                       117,165               65,983
                                                                                    ---------            ---------
                                                                                    1,070,552              945,574
Property and equipment                                                                622,838              518,231
Other                                                                                     484                    -
                                                                                    ---------            ---------
                                                                            $       1,693,874    $       1,463,805
                                                                                    =========            =========
                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                 $         157,967    $         160,792
   Loan payable                                                                       167,893              300,000
   Deferred revenue                                                                     9,407               44,100
                                                                                    ---------            ---------
                                                                                      335,267              504,892
Deferred tax                                                                           77,788               93,652
                                                                                    ---------            ---------
                                                                                      413,055              598,544
                                                                                    ---------            ---------
                              STOCKHOLDERS' EQUITY
Common stock,
   Authorized:
   200,000,000, par value $0.001 each
   Issued:
     53,351,301 shares (December 31, 2001: 5,405,200)                               1,322,484              722,184
Contributed surplus                                                                    95,691                    -
Retained earnings (deficit)                                                          (137,356)             143,077
                                                                                    ---------            ---------
                                                                                    1,280,819              865,261
                                                                                    ---------            ---------
                                                                            $       1,693,874    $       1,463,805
                                                                                    =========            =========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three and six months ended June 30, 2002,
                                   (Unaudited)
                             (Stated in US Dollars)


                                                          Three months ended June 30,         Six months ended June 30,
                                                             2002             2001              2002             2001
                                                             ----             ----              ----             ----

Sales                                                   $      257,485    $      471,947   $      659,645    $      531,152

Cost of sales                                                  293,335           145,561          537,326           163,066
                                                           -----------          --------        ---------         ---------
Gross income                                               (    35,850)          326,386          122,319           368,086

Other income                                                     9,324                 -           39,427                 -
                                                           -----------          --------        ---------         ---------
                                                           (    26,526)          326,386          161,746           368,086
                                                           -----------          --------        ---------         ---------
Expenses
   Amortization                                                 66,294            23,931          123,936            39,734
   Selling, general and administrative expenses                199,840           169,336          385,289           190,125
                                                           -----------          --------        ---------         ---------
                                                               266,134           193,267          509,225           229,859
                                                           -----------          --------        ---------         ---------
Income (loss) from operations before income  taxes
                                                           (   292,660)          133,119      (   347,479)          138,227
Provision (recovery) for future income taxes               (    83,557)                -      (    67,046)           22,117
                                                           -----------          --------        ---------         ---------
Net income (loss) for the period                        $  (   209,103)   $      133,119   $  (   280,433)   $      116,110
                                                           ===========          ========        =========         =========
Basic earnings (loss) per share                         $  (        -)    $        0.10    $  (     0.01)    $        0.09
                                                           ===========          ========        =========         =========
Weighted average number of common shares  outstanding
                                                            53,351,301         1,351,300       47,835,328         1,351,300
                                                           ===========          ========        =========         =========
SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the six months ended June 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                  Six months ended June 30,
                                                                                   2002               2001
                                                                                   ----               ----
Operating Activities
  Net income (loss) for the period                                           $  (    280,433)    $       116,110
  Adjustment for non-cash items
   Amortization                                                                      123,936              39,734
   Provision for deferred income taxes                                          (     67,046)             22,117
  Change in working capital items
   Advances receivable                                                                95,872                   -
   Accounts receivable                                                          (    333,653)       (    335,448)
   Inventory                                                                    (     62,613)                  -
   Deposit and prepayment                                                              3,555                   -
   Accounts payable and accrued liabilities                                     (      3,594)              8,039
   Deferred revenue                                                             (     34,693)                  -
                                                                                    ---------           --------
Cash provided by operating activities                                           (    558,669)       (    149,448)
                                                                                    ---------           --------
Investing Activities
  Purchase of property and equipment                                            (    131,785)       (    476,803)
  Acquisition of subsidiary - Note 4                                                   2,572                   -
  Other                                                                         (        484)                  -
                                                                                    ---------           --------
Cash used in investing activities                                               (    129,697)       (    476,803)
                                                                                    ---------           --------
Financing Activities
  Related party loans                                                           (    134,977)            789,611
  Proceeds from issuance of common stock                                             600,300               1,282
                                                                                    ---------           --------
Cash from financing activities                                                       465,323             790,893
                                                                                    ---------           --------
Net increase (decrease) in cash and cash equivalents                            (    223,043)            164,642

Cash and cash equivalents, beginning of the period                                   247,813                   -
                                                                                    ---------           --------
Cash and cash equivalents, end of the period                                 $        24,770     $       164,642
                                                                                    =========           ========


SEE ACCOMPANYING NOTES

 .../Cont'd.




                              THE LINK GROUP, INC.                    Continued
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the six months ended June 30, 2002,
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                  Six months ended June 30,
                                                                                   2002               2001
                                                                                   ----               ----
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                                $          -        $          -
                                                                                =========          ==========
     Income taxes                                                            $          -        $          -
                                                                                =========          ==========
SEE ACCOMPANYING NOTES




                              THE LINK GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             for the period from December 31, 2001 to June 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                            Deficit
                                                                          Accumulated
                                                                          During the   Retained
                                                Common Stock   Paid-in  Development   Earnings     Contributed
                                            Shares      Amount  Capital    Stage        (Deficit)     Surplus         Totals
                                            ------      ------  -------    -----        ---------     -------         ------
Balance, December 31, 2001                   5,405,200  $ 540   $113,767   $(114,307)   $      -      $      -    $          -
  Issuance of common stock for cash
   - at $0.1035                             14,500,000  1,450    148,625           -           -             -         150,075
  Reverse split 1 for 4                    (14,928,899)(1,493)     1,493           -           -             -               -
  Issuance of common stock for cash
   - at $0.0414                             10,875,000  1,088    449,137           -           -             -         450,225
  Issuance of stock for subsidiary - Note 4 37,500,000  3,750    604,127     114,307      143,077            -         865,261
  Acquisition of subsidiary - Note 4                 -      -          -           -            -       95,691          95,691
  Net lossfor the period                             -      -          -           -    ( 280,433)           -    (    280,433)
                                            ----------  -----  ---------    --------      -------       ------       ---------
Balance, June 30, 2002                      53,351,301 $5,335 $1,317,149   $       -   $( 137,356)    $ 95,691    $  1,280,819
                                            ==========  =====  =========    ========      =======       ======       =========

SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


Note 1        Interim Reporting

              While the information presented in the accompanying interim financial statement is unaudited, it includes all adjustments, which are, in the opinion of management necessary to present fairly the financial position, result of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2001 financial statements.

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidation

              These interim consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, ProtectServe Pacific Limited ("PSP"), a Hong Kong company and its wholly-owned subsidiary Infotech-Networks & Cabling Ltd., a Hong Kong company. During the three months ended June 30, 2002 the Company incorporated a subsidiary in China. Comparative figures presented are those of PSP (Note 4). All inter-company transactions and balances have been eliminated.
                                      F-7

              Cash and Cash Equivalents

              The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Note 3        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Basic Earnings Per Share

              The Company reports basic earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less shares subject to repurchase.

              Revenue Recognition

              Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:
(i) revenue from the sale of product is recognized using the completed contract method. Completion generally coincides with the time of shipment. Amounts invoiced at period end for contracts, which have not yet been completed, are not recognized in revenue but are recorded as deferred revenue.
ii) commission income is recognized when the relevant services are rendered; and
iii)     interest income is recognized on an accrual basis.

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

Note 3        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Inventories

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

Note 4        Business Combinations

a) By an agreement dated January 21, 2002, the Company agreed to purchase all the issued and outstanding shares of ProtectServe Pacific Limited ("PSP") from three individuals through issuance of 37,500,000 (post-reverse one for four split) common shares. The Company has the right to buy back its shares at $0.001 per share from these individuals if PSP's after-tax profit is less than Hong Kong HK$9,000,000 for the twelve months ended December 31, 2002. The buy back formula is for every HK$333,333 that PSP falls short of the HK$9,000,000 after tax profit; the Company can buy back 1,000,000 (post-reverse one for four split) common shares from these individuals.

The acquisition of PSP has been accounted for using the purchase method on a reverse transaction basis with PSP being identified as the acquirer. For accounting purposes January 1, 2002 has been used as the effective date of acquisition. As at the acquisition date, The Link Group, Inc. had no identifiable assets or liabilities. Comparative figures presented are those of the acquirer, PSP.

Note 4        Business Combinations - (cont'd)
              ---------------------

a)       Cont'd.

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

              b) Prior to the acquisition as noted above, PSP acquired all the issued and outstanding shares of Infotech-Networks & Cabling Ltd, a Hong Kong Company for no consideration. The acquisition has been accounted for using the purchase method as follows:

                 Net Assets Acquired
                   Cash                                             $     2,572
                   Capital assets, at fair value                         96,758

                                                                         99,330
                   Less:  liabilities                                  (  3,639)

                                                                         95,691
                   Consideration                                              -

                   Excess value recorded as contributed surplus     $    95,691


Note 5        Deferred Tax
              -------------

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109"), which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

             Deferred tax assets
               Net operating loss carry forward                     $   117,165
             Deferred tax liability
               Property and equipment costs deducted for tax
                purposes in excess of amortization provided            ( 77,788)

             Net deferred tax asset                                 $    39,377

Note 5        Deferred Tax - (cont'd)
              ------------

              Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As at June 30, 2002, management believes it is more likely than not that the net deferred tax asset will be realized in the subsequent year and accordingly no valuation allowance is required.

Note 6        Property and Equipment

                                                                                                       December 31,
                                                                  June 30, 2002                            2001
                                                 -------------------------------------------------   ------------------
                                                                   Accumulated
                                                      Cost        Amortization          Net                 Net
                                                      ----        ------------          ---
             Computer and office
              equipment                          $     237,931  $      48,667     $      89,264      $     114,514
             Computer software                         594,858        230,655           364,203            330,461
             Motor vehicles                             28,903          7,394            21,509             18,369
             Leasehold improvements                     63,160         15,298            47,862             54,887
                                                       --------       -------           -------            -------
                                                 $     924,852  $     302,014     $     622,838      $     518,231
                                                       ========       =======           =======            =======


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

Note 9        Prior Adjustments

              During the three months ended June 30, 2002 the Company amended certain transactions related to the operations of its wholly-owned subsidiary Infotech-Networks & Cabling Ltd. ("Infotech") for the three months ended March 31, 2002. As a result, consolidated operations as previously reported for the three months ended March 31, 2002 have been amended to reflect a loss of $71,330 compared to net income of $84,526. The change was a result of a decrease in sales of $161,526; a decrease in cost of sales of $21,162; and a decrease in general and administrative expenses of $26,832. As a result current assets at March 31, 2002 were decreased by $142,421 and current liabilities were increased by $13,434.

Note 10       Subsequent Event

              By a letter of intent dated August 5, 2002 the Company intends to sell all its interest in Infotech for HK$14,850,000, to be paid by cash of HK$1,200,000 and 7,000,000 shares of the Company which are owned by the purchaser.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

We (referred in this report as the Link Group Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2001. We completed the acquisition of Protectserve Pacific, Ltd. in the first quarter of 2002. For the first six months in 2002, sales of the company's proprietary Genius Eye product amounted to $659,645 compared to $531,152 in the same six months in 2001. This revenue was generated from clients based both out of Hong Kong and mainland China.
Cost of sales were $537,326 or 81.5%of revenue in the first six months in 2002. In the same period in 2001, cost of sales were $163,066 or 30.7% of revenue The selling, general and administrative expenses for the Company were $385,289 in the first six months in 2002 compared to $190,125 in 2001. The net loss for the period in 2002 was ($280,433) and for 2001 the net income was $116,110. A significant portion of the loss is atributable to the a subsidiary operation Infotech.

By a letter of intent dated August 5, 2002 we intend to sell all its interest in Infotech for HK$15,442,800 to be paid by cash of HK$1,200,000 and retirement of 8,300,000 the company shares which are owned by the purchaser. This transaction is subject to the approval of the Board of Directors.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

For the quarter in 2002, sales of the company's proprietary Genius Eye product amounted to $257,485 compared to $471,947 in the quarter in 2001. This revenue was generated from clients based both out of Hong Kong and mainland China. Cost of sales were $293,335 in the quarter in 2002. In the same period in 2001, cost of sales were $145,561. The selling, general and administrative expenses for the company were $199,840 in the quarter in 2002 compared to $169,336 in the same quarter in 2001. The net loss from the period in 2002 was ($209,103) and for the period in 2001 the net income was $133,119.

LIQUIDITY AND CAPITAL RESOURCES

We had $24,770 cash on hand at June 30, 2002 and $533,455 in receivables due within one year and payables of only $325,860. These amounts are deemed sufficient by us for continued operations at the current level this year.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None
ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On June 24, 2002, at an Annual Meeting of Shareholders, the shareholders approved the folloing matters:

1. Elected Board of five (5) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified: Justin Kwei, Ernest Cheung, Maurice Tsakok, Wilson Yim and Simon Wong


2. Ratified the designation of Amisano Hanson as independent accountants for the period ending December 31, 2001:



3. Approved the adoption of the Stock Option and Award Plan of The Link Group,
Inc




ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were made for the period for which this report is filed.

        8-K filed August 12, 2002

                              THE LINK GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE LINK GROUP, INC.



Date: August 19, 2002                    /s/ Maurice Tsakok
                                         -----------------------------
                                         Maurice Tsakok, Director