Form 10QSB/A
period 2002-06-30
LINK GROUP INC
filed 2002-09-03
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A


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

              Revenue Recognition

              Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

i. revenue from sales of product to independent resellers is recognized when the goods are shipped.

ii. revenue from the sale of product direct to end users is recognized using the completed contract method when installation of the system is complete. Amounts invoiced for sales, which are not yet complete, are recorded as deferred revenue.

iii. commission  income is recognized  when the relevant  services are rendered;
     and

iv.  interest income is recognized on an accrual basis.

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

Note 4        Business Combinations - Note 10
              ---------------------

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

Note 4        Business Combinations - Note 10 -  (cont'd)
              ---------------------

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

Note 9        Prior Quarter Adjustments

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

Note 10       Subsequent Event

              By a letter of intent dated August 5, 2002 the Company intends to sell all its interest in Infotech for HK$15,442,800 to be paid by cash of HK$1,200,000 and 8,300,000 shares of the Company which are owned by the purchaser. This transaction is subject to the approval of the Board of Directors of the Company.

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

        Exhibit 99.14
        Exhibit 99.14B

                              THE LINK GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE LINK GROUP, INC.



Date: August 27, 2002                    /s/ Justin Kwei
                                         -----------------------------
                                         Justin Kwei, President, CEO