Form 10QSB
period 2002-09-30
LINK GROUP INC
filed 2002-11-15
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
September 30, 2002                                        000-33031



                              THE LINK GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-1263981
         --------                                       ----------
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

                         53,351,301 as of September 30, 2002

                              THE LINK GROUP, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

                             (Stated in US Dollars)





                             SEE ACCOMPANYING NOTES
                              THE LINK GROUP, INC.
                             INTERIM BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                   (Unaudited)           (Audited)
                                                                                  September 30,         December 31,
                                                       ASSETS                          2002                 2001
                                                       ------                          ----                 ----
Current
   Cash                                                                     $          40,653    $         247,813
   Advances receivable                                                                      -              132,841
   Accounts receivable    - trade                                                      91,584              162,833
                          - other - Note 8                                             76,920                    -
   Inventory                                                                          162,571              300,488
   Deposit and prepayment                                                              19,078               35,616
   Deferred tax                                                                       174,901               65,983
                                                                                    ---------            ---------
                                                                                      565,707              945,574
Property and equipment                                                                475,662              518,231
Other                                                                                     484                    -
                                                                                    ---------            ---------
                                                                            $       1,041,853    $       1,463,805
                                                                                    ---------            ---------
                                                    LIABILITIES
Current
   Accounts payable and accrued liabilities                                 $          98,709    $         160,792
   Loan payable                                                                             -              300,000
   Deferred revenue                                                                         -               44,100
                                                                                    ---------            ---------
                                                                                       98,709              504,892
Deferred tax                                                                           69,392               93,652
                                                                                    ---------            ---------
                                                                                      168,101              598,544
                                                                                    ---------            ---------
                                                STOCKHOLDERS' EQUITY
Common stock,
   Authorized:
   200,000,000, par value $0.001 each
   Issued:
     53,351,301 shares (December 31, 2001: 5,405,200)                               1,322,484              722,184
Retained earnings (deficit)                                                    (      448,732)             143,077
                                                                                    ---------            ---------
                                                                                      873,752              865,261
                                                                                    ---------            ---------
                                                                            $       1,041,853    $       1,463,805
                                                                                    =========            =========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                  Three months ended                  Nine months ended
                                                                     September 30,                      September 30,
                                                                 2002             2001              2002             2001
                                                                 ----             ----              ----             ----

Sales                                                   $       90,530    $      344,855   $      387,051   $       876,007

Cost of sales                                                   51,217           114,414          200,138           277,480
                                                            ----------         ---------       ----------         ---------
Gross income                                                    39,313           230,441          186,913           598,527

Other income                                                       318               142              318               142
                                                            ----------         ---------       ----------         ---------
                                                                39,631           230,583          187,231           598,669
                                                            ----------         ---------       ----------         ---------
Expenses
   Amortization                                                 60,099            70,400          174,273           110,134
   Selling, general and administrative expenses                 96,211            40,636          346,794           230,761
                                                            ----------         ---------       ----------         ---------
                                                               156,310           111,036          521,067           340,895
                                                            ----------         ---------       ----------         ---------
Income (loss) from continuing operations                   (   116,679)          119,547      (   333,836)          257,744
Loss from discontinued operations                          (   260,829)                -      (   391,151)                -
                                                            ----------         ---------       ----------         ---------
Income (loss) before income taxes                          (   377,508)          119,547      (   724,987)          257,744
Recovery of future income taxes                                      -                 -          133,178                 -
                                                            ----------         ---------       ----------         ---------
Net income (loss) for the period                        $  (   377,508)   $      119,547   $  (   591,809)   $      257,744
                                                            ==========         =========       ==========         =========
Basic earnings (loss) per share from continuing
operations                                              $  (    0.002)    $        0.09    $  (    0.007)    $        0.19
                                                            ==========         =========       ==========         =========
Basic earnings (loss) per share from discontinued
operations                                              $  (    0.005)    $        -       $  (    0.008)    $        -
                                                            ==========         =========       ==========         =========
Basic and diluted earnings (loss) per share             $  (    0.007)    $        0.09    $  (    0.015)    $        0.19
                                                            ==========         =========       ==========         =========
Weighted average number of common shares  outstanding
                                                            51,351,301         1,351,300       49,714,395         1,351,300
                                                            ==========         =========       ==========         =========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     2002               2001
                                                                                     ----               ----
Operating Activities
  Net income (loss) for the period from continuing operations                $  (    200,658)    $       257,774
  Adjustment for non-cash items
   Amortization                                                                      174,273             110,134
   Provision for future income taxes                                            (    133,178)                  -
  Change in working capital items
   Advances receivable                                                               132,841                   -
   Accounts receivable                                                          (      5,671)       (    275,694)
   Inventory                                                                         137,917        (    215,646)
   Deposit and prepayment                                                             16,538        (     27,135)
   Accounts payable and accrued liabilities                                     (     62,083)              7,362
   Deferred revenue                                                             (     44,100)                  -
                                                                                   ---------         -----------
Cash from (used in) operating activities                                              15,879        (    143,205)
                                                                                   ---------         -----------
Investing Activities
  Purchase of property and equipment                                            (    131,704)       (    530,392)
  Other                                                                         (        484)                  -
                                                                                   ---------         -----------
Cash used in investing activities                                               (    132,188)       (    530,392)
                                                                                   ---------         -----------
Financing Activities
  Related party loans (repayments)                                              (    300,000)            452,356
  Proceeds from issuance of common stock                                             600,300             722,155
                                                                                   ---------         -----------
Cash from financing activities                                                       300,300           1,174,511
                                                                                   ---------         -----------
Net increase (decrease) in cash and cash equivalents from  continuing
operations                                                                           183,991             500,914
Cash flow used in discontinued operations                                       (    391,151)                  -
                                                                                   ---------         -----------
Increase (decrease) in cash and cash equivalents during the period              (    207,160)            500,914

Cash and cash equivalents, beginning of the period                                   247,813                   -
                                                                                   ---------         -----------
Cash and cash equivalents, end of the period                                 $        40,653     $       500,914
                                                                                   =========         ===========

SEE ACCOMPANYING NOTES





                                 THE LINK GROUP, INC.                Continued
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                            Nine months ended
                                                                                              September 30,
                                                                                         2002               2001
                                                                                         ----               ----
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                                    $             -     $             -
                                                                                   =============      ==============
     Income taxes                                                                $             -     $             -
                                                                                   =============      ==============

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
           for the period from December 31, 2001 to September 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                         Deficit
                                                                                        Accumulated
                                                                                        During the         Retained
                                                     Common Stock           Paid-in     Development        Earnings
                                                Shares          Amount      Capital       Stage          (Deficit)         Totals
                                                ------          ------      -------       -----          ---------         ------
Balance, December 31, 2001                     5,405,200      $ 540        $ 113,767   $ (114,307)       $  -            $    -
  Issuance of common stock for cash
   - at $0.1035                               14,500,000      1,450         148,625           -             -           150,075
  Reverse split 1 for 4                      (14,928,899)    (1,493)          1,493           -             -                -
  Issuance of common stock for cash
   - at $0.0414                               10,875,000      1,088         449,137           -             -           450,225
  Issuance of stock for subsidiary - Note 4   37,500,000      3,750         604,127       114,307         143,077       865,261
  Net loss for the period                             -          -               -            -       (   591,809)   (  591,809)
                                              ----------     -------     ----------    ----------  --------------     ---------
Balance, September 30, 2002                   53,351,301     $5,335      $1,317,149    $      -    $  (   448,732)     $873,752
                                              ==========     =======     ==========    ==========  ==============     =========

SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidation

              These interim consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, ProtectServe Pacific Limited ("PSP"), a Hong Kong company. During the six months ended September 30, 2002 the Company incorporated a subsidiary in China. Comparative figures presented are those of PSP (Note 4). All inter-company transactions and balances have been eliminated.

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

              The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-lived Assets. Certain long-lived assets and held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an assets my not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

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

Note 4        Business Combinations - Note 10 -  (cont'd)
              ---------------------

a)       Cont'd.

                  PSP was incorporated in Hong Kong on September 25, 2000 with the name Global Surveillance Communications Limited ("Global"). On January 15, 2001, Global changed its name to Protectserve Pacific Limited and commenced operations effective February 1, 2001.

              b) Prior to the acquisition as noted above, PSP acquired all the issued and outstanding shares of Infotech-Networks & Cabling Ltd, a Hong Kong Company for 4,500,000 shares allocated to the vendor from the shares issued in the above noted PSP acquisition. Effective July 1, 2002 the Company disposed of its interest as disclosed in Note 8.

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

             Deferred tax assets
               Net operating loss carry forward                    $  174,901
             Deferred tax liability
               Property and equipment costs deducted for tax
                purposes in excess of amortization provided          ( 69,392)
                                                                    ---------
             Net deferred tax asset                                $  105,509
                                                                    =========

              Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As at September 30, 2002, management believes it is more likely than not that the net deferred tax asset will be realized in the subsequent year and accordingly no valuation allowance is required.

Note 6        Property and Equipment

                                                                                                       December 31,
                                                                September 30, 2002                         2001
                                                 -------------------------------------------------   ------------------
                                                                   Accumulated
                                                      Cost        Amortization          Net                 Net
                                                      ----        ------------          ---
             Computer and office
              equipment                          $     150,790  $      47,158     $     103,632      $     114,514
             Computer software                         596,995        279,502           317,493            330,461
             Motor vehicles                             22,493          7,872            14,621             18,369
             Leasehold improvements                     59,874         19,958            39,916             54,887
                                                      --------       --------           --------           -------
                                                 $     830,152  $     354,490     $     475,662      $     518,231
                                                      ========       ========           ========           =======

Note 7        Commitments

              The Company entered into an operating lease for its premises for three years, expiring December 31, 2004. A portion of the lease was surrendered effective August 1, 2002. The amended annual lease payments required are $33,560 (HK$261,768) plus operating costs.

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

Note 8        Discontinued Operations

              Effective July 1, 2001, the Company sold all of its interest in a wholly-owned subsidiary, Infotech Networks & Cabling Ltd. ("Infotech"), a Hong Kong company (See Note 4(b)) for $153,840 (HK$1,200,000) cash and 8,300,000 shares of the Company held by the purchaser. Cash of HK$600,000 was received and the balance of HK$600,000 (US$76,920) is due on or before December 31, 2002. Subsequent to September 30, 2002, the Company canceled the shares. As a result of the sale, the results of operations for the Infotech have been reported separately in the consolidated statement of loss. Summarized financial information for Infotech is as follows:

                                                                  Nine months
                                                                     Ended
                                                                 September 30,
                                                                    2002
                                                                    ----
                 Revenues                                      $      402,551
                 Expenses                                             532,873
                                                                   -----------
                 Net loss from discontinued operations             (  130,322)
                 Loss on sale                                      (  260,829)
                                                                   -----------
                 Loss from discontinued operations             $   (  391,151)
                                                                   -----------

                 Cash flow information
                 Net cash used in operating activities         $   (  391,151)
                 Net cash used in investing activities                     -
                 Net cash provided by financing activities                 -
                                                                   -----------
                 Net cash used in discontinued operations      $   (  391,151)
                                                                   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

We (referred in this report as the Link Group Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2001. We completed the acquisition of Protectserve Pacific, Ltd. in the first quarter of 2002. In the third quarter we sold all our interest in Infotech for HK$15,442,800 paid for by cash of HK$1,200,000 and retirement of 8,300,000 the company shares which are owned by the purchaser. This set of financial statements has reported the Infotech figures as "Loss from discontinued operations" of $391,151 in the Statement of Operations. A breakdown of Infotech's operations for the nine months is described in Note 8.

For the first nine months in 2002, sales of the company's proprietary Genius Eye product amounted to $387,051 compared to $876,007 in the same nine months in 2001. This revenue was generated from clients based both out of Hong Kong and Mainland China. The decline in business is the result of a significant slowdown in Hong Kong. While management had devoted major efforts and investments in China; although we are optimistic, it has yet to yield any significant business.

Cost of sales was $200,138 or 51.7% of revenue in the first nine months in 2002. In the same period in 2001, cost of sales were $277,480 or 31.7% of revenue The selling, general and administrative expenses for the Company were $346,794 in the first nine months in 2002 compared to $230,761 in 2001. The net loss for the period in 2002 was $591,809 and for 2001 the net income was $257,744. A significant portion of the loss is attributable to discontinued operations.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

For the quarter in 2002, sales of the company's proprietary Genius Eye product amounted to $90,530 compared to $344,855 in the quarter in 2001. This revenue was generated from clients based both out of Hong Kong and Mainland China. Cost of sales was $51,217 in the quarter in 2002. In the same period in 2001, cost of sales was $114,414. The selling, general and administrative expenses for the company were $96,211 in the quarter in 2002 compared to $40,636 in the same quarter in 2001. The net loss from the period in 2002 was $377,508 and for the period in 2001 the net income was $119,547.

LIQUIDITY AND CAPITAL RESOURCES

We had $40,653 cash on hand at September 30, 2002 and $168,504 in receivables due within one year and payables of only $98,709. These amounts are deemed sufficient by us for continued operations at the current level this year.

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

        8-K filed September 5, 2002

                              THE LINK GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE LINK GROUP, INC.



Date: November 14, 2002                  /s/Justin Kwei
                                         -----------------------------
                                         Justin Kwei, Cheif Executive Officer