Form 10KSB
period 2002-12-31
LINK GROUP INC
filed 2003-04-29
CIK 1145237

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                               December 31, 2002

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

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $?

There were 47,851,301 shares of the Registrant's $.0001 par value common stock outstanding as of March 31, 2003. As of April 10, 2003, (excluding 14.5 million registered in the name of The Link Group, Inc. i.e. the Company)

The aggregate market value of the 12,623,484 shares of voting common stock held by nonaffiliates of the Registrant is approximately $883,644 on April 10, 2003 based on a market price of $.07 at such date.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business                                       1
         Item 2. Description of Property                                       4
         Item 3. Legal Proceedings                                             4
         Item 4. Submission of Matters to a Vote of Security Holders           4

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters      5
         Item 6. Management's Discussion and Analysis or Plan of Operation     5
         Item 7. Financial Statements                                          9
         Item 8. Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                     9

PART III

         Item 9. Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a) of
                 the Exchange Act                                              9
         Item 10. Executive Compensation                                      13
         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management                                              15
         Item 12. Certain Relationships and Related Transactions              17
         Item 13. Exhibits and Reports on Form 8-K                            19
         Item 14. Control and Procedures                                      19

SIGNATURES                                                                    20

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

     XIN NET Corp. acquired 14,100,000 common shares for $600,000 cash in February, 2002. These shares were subject to the one for four reverse split effective February 28, 2002. Prior to the purchase, XIN NET owned 3,882,700 shares of common stock.

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

     The Agreement further provided that in the event the net after tax profit for PSP (under US GAAP) is less than $9,000,000 (Hong Kong) for period ending December 31, 2002, the Company shall have the right to repurchase shares from the former PSP shareholders, pro rata, at $.001 per share. THe formula for computing repurchase shares was for every $333,333 (Hong Kong) that PSP falls short of the $9,000,000 (Hong Kong) net profit target, the Company had the right to repurchase one million shares on five days written notice. In 2003 to date the Company exercised its rights and reacquired 14,500,000 shares which have been retired to treasury.

     Protectserve Pacific Ltd (PSP ) is a developer and provider of Surveillance Monitoring Control Systems, Data Acquisition Systems, Internet Services and Wireless Communication Systems. PSP offers a broad range of video and audio monitoring systems under a brand name "GeniusEye" which are used for various purposes such as security surveillance, remote business management, monitoring of unmanned premises and equipment and traffic control. GeniusEye Systems enable users to observe and monitor through personal computers what is happening in remote sites via phone lines, ISDN, GSM, Intranet and Internet. The systems also integrate digital video and audio recording, remote camera control and intelligent alarm functions It offers many technical advantages over the conventional CCTV technology currently available.

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

     GeniusEye Systems are offered at lower cost, higher performance and more cost effective than any other similar device on the market. It can be deployed for either fixed or mobile usage, using wired or wireless signal distribution. PSP is introducing the GeniusEye Systems on a worldwide basis starting from Hong Kong, Greater China and Asia Pacific region. The company believes the products can compete in a growing market for remote video surveillance.

     PSP's business model relies on a multi-stream revenue base including the sale of GeniusEye Systems, OEM or licensing of the core technology to industry leaders for integration with their products and fees from back-end support services realized through international sales by authorized distributors. PSP has revenues, and has international distributors for GeniusEye Systems.

     Due to declining sales and high volume of receivables, on August 19, 2002, the Company sold its ownership of shares in Infotech Networks & Cabling Limited, the network/cable installation subsidiary of PSP in China to Simon Wong, formerly a Director, who resigned in July 2002. The purchase consideration was as follows: The purchase price is HK$15,442,800 (Fifteen Million Four Hundred Forty-Two Thousand and Eight Hundred HK Dollars) comprising of cash HK$1,200,000 (One Million and Two Hundred Thousand) and 8,300,000 of The Link Group, Inc. shares valued at US$0.22 (HK$1.716) to the Vendor. Cash has to be payable according to the following schedule: HK$400,000 Deposit upon signing HK$200,000 On or before September 30, 2002 HK$200,000 On or before October 31, 2002 HK$200,000 On or before November 30, 2002 HK$200,000 On or before December 31, 2002 The Company sold its interest because of continued operating losses for the subsidiary and the unfavorable outlook for the foreseeable future for such subsidiary. The management believes the sale will a) provide return of part of capital invested for other uses, b) reduce outstanding shares of the Company, c) reduce operating losses of the Company, d) reduce capital outlays attributable to the network/cabling subsidiary.

     Parent:  The Link Group, Inc.

     Subsidiary (as of March 2002): Protect Serve Pacific Limited (a Hong Kong corporation) is 100% owned by Registrant.

On March 3, 2003, the Company announced that it has completed a private placement of 3,000,000 shares at $0.07 per share for proceeds of $210,000. The funds will be used for general corporate purposes.

Administrative Offices

     The Company currently maintains an administrative office at Suite 950-789 West Pender Street, Vancouver, B.C. Canada V6C 1H2. Other than this mailing address, the Company does not currently maintain any other administrative office facilities, and does not anticipate the need for maintaining administrative office facilities at any time in the foreseeable future. The Company pays monthly rent of $750 Canadian plus 7% GST (about US$ 530 total)for this address.

Employees

     At March 31, 2003, the Company had 12 employees in its PSP subsidiary in Hong Kong.

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2002, the Company was neither a party nor were any of its assets subject to any legal proceedings.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The Company common stock is traded on the NASD Electronic Bulletin Board under the symbol - "LNKG". The following table sets forth high and low bid prices of its common stock for the year ended December 31, 2002 as follows:

                                          Bid (U.S. $)
                                     HIGH             LOW
                                    ----             ---
--------------------------------------------------------
2002
--------------------------------------------------------
First Quarter                       0.25             0.01
Second Quarter                      0.53             0.25
Third Quarter                       0.51             0.48
Fourth Quarter                      0.51             0.41


     As of December 31, 2002, there were about 100 record holders of the Company's common Stock.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------

           The information presented here should be read in conjunction with The Link Group Inc.'s consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE 11 MONTHS ENDED DECEMBER 31, 2001.

The Company had $364,442 in sales revenue in Fiscal year ended December 31, 2002 as compared to $998,793 in 2001. The company incurred cost of sales of $259,257 in the fiscal year ended December 31, 2002 compared to $342,425 in 2001. The Company had expenses of 1,170,511 compared to expenses of $485,622 in 2001. There was a loss from discontinued operations of $375,202 resulting in a net loss of ($1,521,395) in fiscal year ended in 2002 compared to a profit of $143,077 in fiscal year ended in 2001. The net loss per share was ($0.04) in fiscal year ended December 31, 2002 compared to a profit per share of $0.02 in the fiscal year ended on December 31, 2001.

Net operating cash flows decreased to a negative cash flow of ($656,560) in 2002 from a positive cash flow of $168,164 in 2001. Net loss for the year, discontinued operations, lower sales and changes in working capital items are the main contributing factors to the year-over-year change in operating cash flow. Net cash flow used in investing activities increased to ($526,880) in 2002 from ($221,663) in 2001. The trend of operating losses could continue due to fixed and variable costs, which precede development of additional revenue for the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash capital of $11,717 at year-end 2002.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. The Company raised US$210,000 in a private placement of common stock in March 2003 for operations. It has equipment of $458,017 on the books, which is not necessarily liquid at such value. Other than its current assets, its other assets would be illiquid.

   At the fiscal year-end it had $349,683 in current assets and current liabilities of $1,119,653,for a deficit of ($769,970).

     The cash capital at the end of the period of $11,717 will be used to fund continued operations. The March 2003 private placement of common stock at $0.07, will provide $200,000 (less $10,000 commission) in working capital. The Company has to expend funds to cover operating expenses of operations in Hong Kong and China.

Changes in Financial Condition:

     In 2002 the Company acquired Protect Serve Pacific, LTD (PSP) in a share exchange. PSP is the marketer and installer of video and audio monitoring systems in Hong Kong and mainland China Sales last year totalled $364,442. Due to declining sales, operating losses and a high volume of receivables, the company sold its installation subsidiary to Simon Wong, formerly a Director. The transaction was approved by the Board after Mr. Wong resigned. The purchase price consisted of about $154,000USD payable in installments in 2002. All intstallments were paid. Mr. Wong also surrendered for return to treasury a total of 8,300,000 common shares of the company.

   At year-end 2002 Company assets had decreased to $807,700 compared to $1,463,805 at year 2001. The current assets totaled $349,684 at 2002 year-end compared to $945,574 at 2001 year-end. Total liabilities at year-end 2002 were $1,213,305 compared to $598,544 at 2001 year-end. At December 31, 2002 the Company had $11,717 in cash compared to $247,813 a year ago.

Need for Additional Financing:

   The Company believes it has sufficient capital to meet its short term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. It will have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion. A private placement of 3,000,000 shares at $0.07 was completed in March 2003. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

  If future revenue declines, or operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed.

     From the aspect of whether it can continue toward the business goal of maintaining and expanding the current business, it may use all of its available capital without generating a profit.

  The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

  Although the Company is unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, the first quarter of each fiscal year is always a financial concern. It is not uncommon for companies to shut down their operation or operate on a skeletal crew during the Chinese New Year holiday. Therefore in effect, the first quarter really has only two months for generating revenue.

Market Risk:

  The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

 The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

Going Concern Risk
..
         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, no capital, current debt in excess of $1,119,653, all of which is current, no cash, no assets, and no capital commitments. The company has negotiated a software license for marketing and has marketing rights for Tomigel and has signed a letter of intent with regard to the Software License. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

     The Company has incurred significant losses from operations for the year ended December 31, 2002, and such losses are expected to continue. In addition, the company had a working capital deficit of ($769,970) for the year ended December 31, 2002. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has received an opinion from its independent auditors containing an explanatory paragraph that describes such auditors' uncertainty as to the Company's ability to continue as a going concern due to the Company's negative cash flow. As of the date the independent auditors rendered this opinion, the Company did not have access to sufficient committed capital to meet the Company's projected operating needs for at least the next twelve months. If the Company does not achieve positive operating results within the next few months, then it will require additional financing. If positive operating results are not achieved in the short term, then the Company intends to take measures to reduce expenditures so as to minimize its requirements for additional financing, which financing may not be available on terms acceptable to the Company, if at all. Such measures may include reduction of the Company's cost of operations and restructuring employee compensation packages. There can be no assurance that the Company will be able to generate internally or raise sufficient funds to continue the Company's operations, or that the Company's independent auditors will not issue another opinion with a going concern qualification. The Company's consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company's possible inability to continue its operations.

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
         -------------

The directors and executive officers of the Company as of December 31, 2002, are as follows:


 Name                               Age              Position                                    Term
- ------                             -----             --------                                   ------
Justin Kwei                         48               President, Director                         Annual
                                                     (Resigned as President
                                                     and Director in 2003)

Ernest Cheung                       52               Secretary/CFO                               Annual

Wilson Yim                          46               Director                                    Annual
                                                     (Resigned in 2003)

Maurice Tsakok                      51               Director                                    Annual

Thomsen Lee                         48               Director                                    Annual
                                                     (as of 2003)

     ERNEST CHEUNG, age 52, has been Director/CFO and Secretary of The Link Group, Inc. since January 2002. He was appointed as a Director and President of The Link Group , Inc. in December 2001. He resigned as President in early 2002 and became Secretary to The Link Group, Inc. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He is currently a Director of Agro International Holdings, Inc. since 1997, Xin Net Corp. since 1998, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc.

Mr. Cheung is an officer or director in the following public companies:



Name of Issuer                      Symbol  Market   Position     From     To         Business
- --------------                      ------  ------   --------     ----     --         --------
Agro International Holdings Inc.    AOH     CDNX     President    Jan-97   Current    Agriculture
China NetTV Holdings Inc.*          CTVH    OTCBB    President    May-00   Current    Set-Top Box Technology
Drucker, Inc.*.                     DKIN    OTCBB    Secretary    Apr-97   Current    Oil & Gas
ITI World Investment Group Inc.     IWI.A   CDNX                  Jun-98   Current    Beverage Distribution
NetNation Communications Inc.       NNCI    Nasdaq Small Cap.     Apr-99   Current    Domain Name
                                                                                      Registration
Richco Investors Inc.               YRU.A   CDNX     President    May-95   Current    Financial, Management,
                                                                                      Capital Market Services
Spur Ventures Inc.                  SVU     CDNX                  Mar-97   Current    Fertilizer
The Link Group Inc.*                LNKG    OTCBB    Secretary    Dec-01   Current    Internet Surveillance
Xin Net Corp.*                      XNET    OTCBB    Secretary    Mar-97   Current    China Internet

* Reporting Companies in US

         He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of Registrant since January 1997.


     MAURICE TSAKOK, age 51, was employed from 1994 to 1996, by Sagit Mutual Funds, as Vice President responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree from University of Minnesota in 1974 and MBA specializing in Management Information Systems ( MIS ) from Hofstra University in 1996. From 1997 to date, he has been a principal director in Gemsco Management Ltd. He was a Director of Drucker, Inc. from 1997 to date, and he was a Director of XIN NET Corp. from 1997 to date. He has been a Director of The Link Group, Inc. since 2001. He was Secretary of The Link Group, Inc. until early 2002 when he resigned.

     Justin Kwei, aged 48, Formerly President and director, (2002-2003) of The Link Group is a founder, director and Chief Executive Officer of Protectserve Pacific Ltd (since 2001) and Director of Infotech Networks and Cabling Ltd. (2000 to date). He is responsible for the overall corporate management and business development of the Group. He has over 22 years of extensive business marketing and management experience in the IT industry. Prior to the existing position with Protectserve, he held many senior sales management positions with multinational companies. He was North Asia Commercial Director for SITA Information Networking Computing B.V. from 1996 to 2001. He was Greater China Director of Sales for Anixter Inc from 1990 to 1996. He also held key sales positions with major IT vendors including Digital Equipment Corp ( now Compaq ), Data General and Cable & Wireless in the 1980s. He received a Bachelor of Administration and MBA from University of Ottawa, Ontario in 1996 and 1998 respectively. In January 2001, he was accredited as Honorary Consul of Republic of Rwanda for Hong Kong SAR and Macau SAR. He was appointed President and
Director in March 2002 of The Link Group, and resigned in March 2003 as President and Director.

     Wilson Yim, age 46, is the Chief Technology Officer of Protectserve Pacific Ltd. and Director since 2001, and Director of Infotech Networks and Cabling Ltd. He has over 20 years extensive IT development and project management experience covering all aspects of the development cycle from analysis and specifications, support and facilities management. From 1998 to 2000, he was Managing Director of Web Net H.K. Ltd, a leading e-commerce company specializing on the development of internet, intranet and web-hosting applications. From 1990 to 1998, he was Technical Director for Suntech Ltd, a RF and VCD manufacturer in Hong Kong. From 1980 to 1990, he was Chief Technology Officer for Anocomtech ATM Ltd, a Toronto listed company manufacturing and marketing personal computer across Canada. He received a Technologist High Diploma from Senecca College of Applied Science & Technology in 1979. He was appointed Director of The Link Group in March 2002, and resigned in March 2003.

     Thomson Lee, 48 was appointed President and Director in 2003. Mr. Lee is currently Director of Railway Optical Fiber Information & Technology Co Ltd, an Associate Company of China Railway Communication in China. He has over 23 years of IT business in retail marketing and products distribution. In early 2000, Mr. Lee had been appointed as Vice Chair- man of eCyber China Holdings Ltd, a Hong Kong Public Listed Company. His major contribution included implementing over 4,000 muti-media telephone booths and smart card technology in the railway stations of all major cities in China which had created substantial advertising and new revenue to the Group. During the same period, he had developed two major property web sites in China, namely CRED.net and PRCproperty.com in his capacity as the Director of China Real Estate Development Group. From 1980 to 2000, he was the Managing Director of "Unihall," a reputable retail and distribution company for Computer Software and Publication in Hong Kong and China. He graduated from McMaster University, Ontario, Canada. with a B. Sc degree in 1979.

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

Based on company records 16(a) Filing Status in 2002 was as follows:

                                  Late Filings
                                  ------------
                       (0) = not filed as of date hereof.


                         Form 3        Form 4            Form 5
                         ------        ------            ------

Xin Net Corp.             1              1                 1
- ------------------------------------------------------------------------------
Ernest Cheung             1              1                 1
- ------------------------------------------------------------------------------
Maurice Tsakok            1              1                 1
- ------------------------------------------------------------------------------
Justin Kwei               0              0                 0
--------------------------------------------------------------------------------
Wilson Yim                0              0                 0
--------------------------------------------------------------------------------
Simon Wong                0              0                 0
--------------------------------------------------------------------------------
Carl Urich &              1              1                 0
Edna Urich
--------------------------------------------------------------------------------
Mark Urich                1              1                 1
--------------------------------------------------------------------------------

Item 10. Executive Compensation

         The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2002 as shown in following table:


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2002

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
======================= ========= ========== ============= ======================= ====================== ======================
Thomson Lee,
Director, President      2002      0          0             0                       0                      0
(2003)                   --------- ---------- ------------- ----------------------- ---------------------- ----------------------
======================== ========= ========== ============= ======================= ====================== ======================

Ernest Cheung,           2002      0          0             $16,500                 0                      0
Secretary/Treasurer
(President, January to
March 2002)
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Carl Urich
(resigned 2001)          2001      0          0             0                       0                      0
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Edna Urich
(resigned 2001)          2000      0          0             0                       0                      0
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Justin Kwei,
(President March
2002-2003)               2002      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2001      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Maurice Tsakok           2001      0          0             0                       0                      0
Secretary                2002      0          0             0                       0                      0
(resigned 2002)
====================================================================================================================================



         The Company has no employee incentive stock option plan.

     There are no plans pursuant to which additional cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
- --------------------------------- ----------------- -------------- --------------------- ------------- ---------------------------
A. Director                       0                 0              0                     0             0
Justin Kwei
(resigned 2003)

B. Director                       0                 0              0                     0             0
Ernest Cheung

C. Director                       0                 0              0                     0             0
Maurice Tsakok

D. Director                       0                 0              0                     0             0
Thomsen Lee
(appointed 2003)

E. Director                       0                 0              0                     0             0
Simon Wong
(Resigned 2002)

F. Director                       0                 0              0                     0             0
Wilson Yim
(resigned 2003)


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)



Item 11. Security Ownership of Certain Beneficial Owners and Management




         The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and each officer and director of the company.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
                                                     (common)
- -------------------------------------------- --------------------------- ----------------------------



Xin Net Corp.                                   15,370,675 (2)                   34%
Suite 950-789 West Pender Street
Vancouver, B.C. Canada
V6C 1H2

Thomson Lee                                     0                                 0
Suite 950-789 West Pender Street
Vancouver, B.C. Canada
V6C 1H2


- -------------------------------------------- --------------------------- ----------------------------
Ernest Cheung, Secretary/Treasurer, Director    370,675 (1)(2)(3)                 .8%
Suite 950-789 West Pender Street                15,370,675 through XIN NET Corp.
Vancouver, B.C. Canada                          (4)                               (35%)
V6C 1H2
- -------------------------------------------- --------------------------- ----------------------------
Maurice Tsakok                                  370,675 (2)(3)                    .8%
Suite 950-789 West Pender Street                15,370,675 through XIN NET Corp.
Vancouver, B.C. Canada                          (4)                               (35%)
V6C 1H2
- -------------------------------------------- --------------------------- ----------------------------
Justin Kwei                                    16,100,000 (including 2,000,000    35%
Suite 950-789 West Pender Street               shares owned by spouse) (1)(3)(5)
Vancouver, B.C. Canada
V6C 1H2

Wilson Yim                                      5,400,000 (including 2,000,000
Suite 950-789 West Pender Street                 shares owned by spouse)(3)       12%
Vancouver, B.C. Canada                          (5)
V6C 1H2

Officers and Directors as a group               36,870,675 (4)                    83%
at 12/31/02


(1) Officer
(2) XIN NET Corp. is beneficially controlled by Ernest Cheung and Maurice Tsakok who are members of the Board of Directors and officers of XIN NET Corp.
(3) Director
(4) Including XIN NET Corp shareholding through interlocking control.
(5) Resigned 2003

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

     On December 21, 2001, XIN NET Corporation purchased 3,882,700 shares of the Company from Carl and Edna Urich and Mark Urich. The position purchased constituted 71% of the issued and outstanding common stock at such date.

Transactions with Management and Others

     Messrs. Cheung and Tsakok, Directors and officers of the Company, are also Directors of XIN NET Corp. and affiliates of XIN NET Corp. Through direct and indirect shareholdings. XIN NET Corp., subsequent to December 31, 2001, purchased an additional 14,000,000 shares of common stock for $600,000 and special warrants convertible to 10,875,000 shares before January 31, 2004, which were not exercised.

     In March 2002, the Company completed a definitive agreement to acquire ProtectServe Pacific Limited, a Hong Kong corporation (PSP), in a Share Exchange. The terms of the Share Exchange provided that the Company issue a total of 37,500,000 shares of common stock, on a post consolidation basis in consideration of 100% of the issued and outstanding stock of PSP. PSP has become a wholly owned subsidiary.Protectserve Pacific Ltd (PSP ) is a developer and provider of Surveillance Monitoring Control Systems, Data Acquisition Systems, Internet Services and Wireless Communication Systems.

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

In 2003, the Company exercised its repurchase rights and reacquired 14,500,000 shares from the PSP principals. In 2002, the Company reacquired 8,300,000 from Simon Wong incojunction with the sale of Infotech Networks and Cabling (See below).

     As a result of the acquisition, Simon Wong received 8,300,000 shares, Justin Kwei received 16,100,000, and shares Wilson Yim received 5,400,000 shares and such individuals became Directors of the Company.

Due to declining sales and high volume of receivables, on August 19, 2002, the Company sold its ownership of shares in Infotech Networks & Cabling Limited, the network/cable installation subsidiary of PSP in China to Simon Wong, formerly a Director, who resigned in July 2002. The purchase consideration was as follows:
The purchase price is HK$15,442,800 (Fifteen Million Four Hundred Forty-Two Thousand and Eight Hundred HK Dollars) comprising of cash HK$1,200,000 (One Million and Two Hundred Thousand) and 8,300,000 of The Link Group, Inc. shares valued at US$0.22 (HK$1.716) to the Vendor. Cash has to be payable according to the following schedule: HK$400,000 Deposit upon signing HK$200,000 On or before September 30, 2002 HK$200,000 On or before October 31, 2002 HK$200,000 On or before November 30, 2002 HK$200,000 On or before December 31, 2002 The Company sold its interest because of continued operating losses for the subsidiary and the unfavorable outlook for the foreseeable future for such subsidiary. The management believes the sale will a) provide return of part of capital invested for other uses, b) reduce outstanding shares of the Company, c) reduce operating losses of the Company, d) reduce capital outlays attributable to the network/cabling subsidiary.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           8-K filed November 26, 2002
                           8-K filed September 5, 2002
                           8-K filed August 12, 2002
                           8-K 12g3 filed April 19, 2002
                           8-K filed March 26, 2002
                           8-K/A filed March 8, 2002
                           8-K filed February 28, 2002
                           8-K filed February 21, 2002
                           8-K/A filed February 20, 2002
                           8-K/A filed February 15, 2002
                           8-K filed February 8, 2002
                           8-K filed February 6, 2002
                           8-K filed January 25, 2002

                  2.       Exhibits:

                           None


Item 14. Control and Procedures
         ----------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE LINK GROUP, INC.
                                            (Registrant)

Date: April 25, 2003
                                            /s/Thomsen Lee
                                            ------------------------------------
                                            Thomsen Lee, President

                                            /s/Ernest Cheung
                                            ------------------------------------
                                            Ernest Cheung, CFO

                                            DIRECTORS:


                                            /s/Maurice Tsakok
                                            ---------------------------------
                                            Maurice Tsakok

                                            /s/Thomsen Lee
                                            ---------------------------------
                                            Thomsen Lee

                                            /s/Ernest Cheung
                                            ---------------------------------
                                            Ernest Cheung

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Thomsen Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Link Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003


/s/Thomsen Lee
-----------------------
Thomsen Lee, President

                        CERTIFICATION PURSUANT TO SECTION
                          907 OF THE SARBANES OXLEY ACT


I, Ernest Cheung, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Link Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003


/s/Ernest Cheung
-----------------------
Ernest Cheung, CFO

                              THE LINK GROUP, INC.

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                             (Stated in US Dollars)

The Link Group, Inc.
Notes to the Financial Statements
December 31, 2002 and 2001
(Stated in US Dollars) - Page 8
 --------------------
                                AMISANO HANSON
                             Chartered Accountants


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
The Link Group, Inc.

We have audited the accompanying consolidated balance sheets of The Link Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2002 and the eleven months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Link Group, Inc and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year end December 31, 2002 and the eleven months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless its is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                          "AMISANO HANSON"
March 25, 2003                                            Chartered Accountants

750 West Pender Street, Suite 604                       Telephone: 604-689-0188
Vancouver Canada                                        Facsimile: 604-689-9773





                              THE LINK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                       ASSETS                      2002                 2001
                                                       ------                      ----                 ----
Current
   Cash                                                                     $          11,717    $         247,813
   Advances receivable - Note 3                                                             -              132,841
   Receivables   - trade                                                               26,405              162,833
                 - other - Note 12                                                     51,280                    -
   Inventory - Notes 2 and 10                                                         227,240              300,488
   Deposits and prepayment                                                             22,868               35,616
   Deferred tax - Note 4                                                                    -               65,983
                                                                                   ----------           ----------
                                                                                      339,510              945,574
Deferred investment costs - Notes 6 and 10                                            480,000                    -
Property and equipment - Notes 5 and 10                                               338,613              518,231
                                                                                   ----------           ----------
                                                                            $       1,158,123    $       1,463,805
                                                                                   ==========           ==========
                                                    LIABILITIES
Current
   Accounts payable and accrued liabilities                                 $          94,911    $         160,792
   Loan payable - Note 8                                                                    -              300,000
   Due to a director - Note 10                                                         42,284                    -
   Deferred revenue                                                                    10,512               44,100
                                                                                   ----------           ----------
                                                                                      147,707              504,892
Due to related parties - Notes 10 and 13                                              980,000                    -
Deferred tax - Note 4                                                                  86,250               93,652
                                                                                   ----------           ----------
                                                                                    1,213,957              598,544
                                                                                   ----------           ----------
                                         STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock,
   Authorized:
     200,000,000, $0.0001 par value
   Issued:
     45,051,301shares (2001:  5,633,036 shares)                                         4,505              722,184
Paid-in capital                                                                     1,317,979                    -
Retained earnings (deficit)                                                        (1,378,318)             143,077
                                                                                   ----------           ----------
                                                                                     ( 55,834)             865,261
                                                                                   ----------           ----------
                                                                            $       1,158,123    $       1,463,805
                                                                                   ==========           ==========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the periods ended December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                                           (Twelve months)       (Eleven months)
                                                                                 2002                 2001
                                                                                 ----                 ----

Sales                                                                      $        364,442     $        998,793
Cost of sales                                                                       259,257              342,425
                                                                                -----------           ----------
Gross income                                                                        105,185              656,368
                                                                                -----------           ----------
Expenses
   Amortization                                                                     204,212              180,224
   Selling, general and administrative expenses - Note 10                           966,288              305,398
                                                                                -----------           ----------
                                                                                  1,170,511              485,622
                                                                                -----------           ----------
Income (loss) from continuing operations before other item:                     ( 1,065,326)             170,476
Other item:
   Loss on disposition of property and equipment                                  (  22,286)                   -
                                                                                -----------           ----------
Income (loss) from continuing operations before income taxes                    ( 1,087,612)             170,476
Provision for deferred income taxes expense                                       (  58,581)            ( 27,669)
                                                                                -----------           ----------
Income (loss) from continuing operations                                        ( 1,146,193)             143,077
Loss from discontinued operations - Note 12                                      (  375,202)                   -
                                                                                -----------           ----------
Net income (loss) for the year                                             $    ( 1,521,395)    $        143,077
                                                                                ===========           ==========
Basic income (loss) per share from continuing operations                   $        (  0.03)    $          0.02
                                                                                ===========           ==========
Basic income (loss) per share from discontinued operations                 $        (  0.01)    $              -
                                                                                ===========           ==========
Basic and diluted income (loss) per share                                  $        (  0.04)    $          0.02
                                                                                ===========           ==========
Weighted average number of common shares outstanding                             45,559,634            5,633,036
                                                                                ===========           ==========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                      CONOLIDATED STATEMENTS OF CASH FLOWS
                for the periods ended December 31, 2002 and 2001
                             (Stated in US Dollars)

                                                                              (Twelve months)      (Eleven months)
                                                                                    2002                2001
                                                                                    ----                ----
Operating Activities
   Net income (loss) for the period from continuing operations                $ (   1,146,193)     $       143,077
   Adjustment for non-cash items:
     Amortization                                                                     204,212              180,224
     Loss on disposition of property and equipment                                     22,286                    -
     Common stock issued for management fees                                                -              128,205
     Common stock issued for inventory                                                      -              115,875
     Provision for deferred income taxes                                               58,581               27,669
   Changes in working capital items:
     Advances receivable                                                              132,841             (132,841)
     Receivables                                                                       85,148             (162,833)
     Inventory                                                                         73,248             (300,488)
     Deposit and prepayment                                                            12,748             ( 35,616)
     Accounts payable and accrued liabilities                                        ( 65,843)             160,792
     Deferred revenue                                                                ( 33,588)              44,100
                                                                                -------------          -----------
Cash provided by (used in) operating activities                                      (656,560)             168,164
                                                                                -------------          -----------
Investing Activities
   Deferred investment costs                                                         (480,000)                   -
   Acquisition of property and equipment                                             ( 46,880)            (221,633)
                                                                                -------------          -----------
Cash used in investing activities                                                    (526,880)            (221,633)
                                                                                -------------          -----------
Financing Activities
   Increase in due from a director                                                     42,246                    -
   Increase in due from related parties                                               980,000                    -
   Loan payable (repayment)                                                          (300,000)             300,000
   Issue of share capital for cash                                                    600,300                1,282
                                                                                -------------          -----------
Cash provided by financing activities                                               1,322,546              301,282
                                                                                -------------          -----------
Net increase in cash during the period from continuing operations                     139,106              247,813
Cash used in discontinued operations - Note 12                                       (375,202)                   -
                                                                                -------------          -----------
Increase (decrease) in cash during the period                                        (236,096)             247,813
Cash, beginning of the period                                                         247,813                    -
                                                                                -------------          -----------
Cash, end of the period                                                       $        11,717      $       247,813
                                                                                =============          ===========
Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                 $             -      $             -
                                                                                =============          ===========
     Income taxes                                                             $             -      $             -
                                                                                =============          ===========
Supplemental disclosure of non-cash investing and financing activities:
     Capital stock issued for equipment                                       $             -      $       476,822
                                                                                =============          ===========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            for the period from February 1, 2001 to December 31, 2001
                    and for the year ended December 31, 2002
                             (Stated in US Dollars)



                                                                                                     Retained
                                                      Common Stock                  Paid-in          Earnings
                                           ------------------------------------
                                                Shares            Amount            Capital          (Deficit)          Totals
                                                ------            ------            -------          ---------          ------
Issuance of stock for cash                          10,000   $         1,282    $            -   $             -   $         1,282
Issuance of stock for services,
 inventory and equipment                         5,623,036           720,902                 -                 -           720,902
Net income for the period                                -                 -                 -           143,077           143,077
                                               -----------        ----------        ----------        ----------        ------------
Balance, December 31, 2001                       5,633,036           722,184                 -           143,077           865,261
Reverse acquisition                             (5,633,036)       (  722,184)          722,184                 -                 -
  Outstanding common shares of
   Company prior to acquisition                  5,405,200               540        (      540)                -                 -
  Issuance of common stock for cash
    - at $0.1035                                58,000,000             5,800           594,500                 -           600,300
  Reverse split 1 for 4                        (47,553,899)       (    4,755)            4,755                 -                 -
  Issuance of stock pursuant to
   acquisition of subsidiary - Note 7           37,500,000             3,750        (    3,750)                -                 -
Shares returned to treasury and
 cancelled - Note 12                           ( 8,300,000)       (      830)              830                 -                 -
Net loss for the year                                    -                 -                 -        (1,521,395)       (1,521,395)
                                               -----------        ----------        ----------        ----------        ------------
Balance, December 31, 2002                      45,051,301   $         4,505    $    1,317,979   $    (1,378,318)  $    (   55,834)
                                               ===========        ==========        ==========        ==========        ============

SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              The Company is engaged in the business of developing and marketing computer hardware and web-based surveillance monitoring and control systems. The Company's product is based on proprietary software, the use of which is subject to a license agreement (Note
              9).
              All operations are carried on outside of the United States.

              These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $1,378,318 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business and the sale of its common stock.

Note 2        Summary of Significant Accounting Policies

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidation

              These consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, ProtectServe Pacific Limited ("PSP"), a Hong Kong company. During the year ended December 31, 2002, the Company incorporated a subsidiary in China. Comparative figures presented are those of PSP (Note 7). All inter-company transactions and balances have been eliminated.

              Cash and Cash Equivalents

              The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

              Basic Earnings Per Share

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less shares subject to repurchase.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Revenue Recognition

              Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:
(i) revenue from sales of product to independent resellers is recognized when the goods are shipped.

(ii) revenue from the sale of product direct to end users is recognized using the completed contract method when installation of the system is complete. Amounts invoiced for sales, which are not yet complete, are recorded as deferred revenue.

ii)  commission  income is recognized  when the relevant  services are rendered;
     and

iii) interest income is recognized on an accrual basis.

              Inventories

              Inventories are stated at the lower of cost and net realizable value. Cost is calculated using the first-in, first-out method. Net realizable value is the price at which inventories can be sold in the normal course of business after allowing for the costs of realization. Inventories are comprised of computer hardware and software and monitoring equipment.

              Property and Equipment

              Property and equipment are stated at cost less accumulated amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

              Amortization is provided on the straight-line basis over their estimated useful lives as follows:

                           Computer and office equipment           Five years
                           Computer software                       Three years
                           Motor vehicles                          Five years

              Leasehold improvements are amortized on a straight-line basis over the term of the lease.

              Impairment of Long-lived Assets

              The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with SFAS No. 144, "Accounting for the Impairment of Long-lived Assets". Certain long-lived assets held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Deferred Investment Costs

              Deferred investment costs are recorded at cost and represent preliminary costs incurred with respect to the acquisition of an investment. These costs will be deferred until the Company completes the acquisition, at which time, the costs will be added to the cost of the investment. These cost will be written-off if the Company does not complete the acquisition.

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

              Income Taxes

              The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Recent Accounting Pronouncement

              In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" which addresses financial accounting for reporting costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The Company adopted this pronouncement effective January 1, 2003.

Note 3        Advances Receivable

              Advances receivable outstanding at December 31, 2002 of $Nil (2001: $132,481) represent advances paid by the Company to an independent agent to be used for operations in China.

Note 4        Deferred Tax
              -------------

                                                                                 2002               2001
                                                                                 ----               ----
             Deferred tax assets
               Net operating loss carry forward                           $    287,526          $    58,927
               Deferred revenue                                                      -                7,056
                                                                             ---------            ---------
                                                                               287,526               65,983
             Less:  valuation allowance                                      ( 287,526)                 -
                                                                             ---------            ---------
                                                                          $          -          $    65,983
                                                                             =========            =========
             Deferred tax liability
               Property and equipment costs deducted for tax
                purposes in excess of amortization provided               $     86,250          $    93,652
                                                                             =========            =========

              The Company has recorded a valuation allowance against its deferred income tax assets based on the extent to which it is not more-likely-than-not that sufficient taxable income will be realized during the carry forward periods to utilize all the deferred tax assets.

              At December 31, 2002, the Company had net operating loss carryforwards of approximately $181,184 from US operations for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2014. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar Statute Provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

              At December 31, 2002, the Company had loss carryforwards of approximately $1,549,858 from its operations in Hong Kong. These losses may be carried forward indefinitely to offset future taxable income.

Note 5        Property and Equipment

                                                                        2002                            2001
                                                    ----------------------------------------------  --------------
                                                    ----------------------------------------------  --------------
                                                                    Accumulated
                                                        Cost        Amortization        Net              Net
                                                        ----        ------------        ---              ---
             Computer and office equipment          $     151,356    $   55,057    $      96,299    $     114,514
             Computer software                            513,842       310,348          203,494          330,461
             Motor vehicles                                22,494         8,623           13,871           18,369
             Leasehold improvements                        29,939         4,990           24,949           54,887
                                                          -------       --------         -------          -------
                                                    $     717,631    $  379,018    $     338,613    $     518,231
                                                          =======       ========         =======          =======

Note 6        Deferred Investment Costs - Note 13
              -------------------------

              Deferred investment costs consists of finders fees incurred with respect to the acquisition of Wise Media Investments Ltd.

Note 7        Business Combinations - Note 12
              ---------------------

a) By an agreement dated January 21, 2002, the Company agreed to purchase all the issued and outstanding shares of ProtectServe Pacific Limited ("PSP") from three individuals through issuance of 37,500,000 (post-reverse one for four split) common shares. The Company has the right to buy back its shares at $0.001 per share from these individuals if PSP's after-tax profit is less than Hong Kong HK$9,000,000 for the twelve months ended December 31, 2002. The buy back formula is for every HK$333,333 that PSP falls short of the HK$9,000,000 after tax profit; the Company can buy back 1,000,000 (post-reverse one for four split) common shares from these individuals. Subsequent to December 31, 2002, the Company initiated the buy back of up to 29,200,000 common shares at $0.001 per share, wherein it bought back 22,200,000 common shares.

     The acquisition of PSP has been accounted for using the purchase method on a reverse transaction basis with PSP being identified as the acquirer. For accounting purposes January 1, 2002 has been used as the effective date of acquisition. As at the acquisition date, The Link Group, Inc. had no identifiable assets or liabilities. Comparative figures presented are those of the acquirer, PSP.

     PSP was incorporated in Hong Kong on September 25, 2000 with the name Global Surveillance Communications Limited ("Global"). On January 15, 2001, Global changed its name to Protectserve Pacific Limited and commenced operations effective February 1, 2001. PSP's business is developing and marketing computer hardware and web-based surveillance monitoring and control systems.

Note 7        Business Combinations - Note 12 - (cont'd)
              ---------------------

              b) Prior to the acquisition as noted above, PSP acquired all the issued and outstanding shares of Infotech-Networks & Cabling Ltd, ("Infotech") a Hong Kong Company, for 4,500,000 shares allocated to the vendor from the shares issued in the above noted PSP acquisition. Infotech provides network solutions to China and Hong Kong companies. Effective July 1, 2002 the Company disposed of its interest in Infotech Networks & Cabling Ltd. (Note 12).

Note 8        Loan Payable

              The loan was unsecured, non-interest bearing and had no fixed terms of repayment.

Note 9        Commitments

              i) The Company has entered into operating leases for its premises which expire on November 30, 2004. The minimum annual lease payments (excluding share of operating costs) required are as follows:

                            2003     $      38,493           HK$         300,256
                            2004            32,027           HK          249,821
                                            ------                       -------
                                     $      70,520           HK$         550,077
                                            ======                       =======

              ii) The Company has entered into a licensing agreement for exclusive use in Pacific Asia of certain proprietary software related to its products. A license fee of $100 per copy is payable, with a minimum commitment to purchase 5,000 copies over three years ending December 31, 2003. The Company can obtain unlimited use of the software by purchasing more than 5,000 units before the three-year period or by paying $500,000 less license fees paid to date. Upon the purchase of 5,000 units, the Company will own the proprietary software. As at December 31, 2002, the Company has purchased 2,700 units.

Note 10       Related Party Transactions - Note 13
              --------------------------

              During the periods ended December 31, 2002 and 2001, the Company incurred the following charges with companies with common directors and stockholders.

                                                     2002                2001
                                                    ----                ----
             Selling, general and
              administration expenses
               Management fees               $        16,500     $       128,205
               Consulting fees                       500,000                   -
             Inventory                                     -             115,875
             Equipment                                     -             476,822
             Deferred investment costs               480,000                   -
                                                     -------             -------
                                             $       996,500     $       128,205
                                                     =======             =======

              Inventory and equipment were measured at their original cost as incurred by the stockholders. Management and consulting fees were measured by the exchange amount, which is the amount agreed upon by the transacting parties and on terms and conditions similar to non-related entities.

              The amounts due to a director are unsecured, non-interest bearing and have no specific terms of repayment.

              The amounts due to related parties (companies with common directors) are unsecured, non-interest bearing and are due more than one year after December 31, 2002.

Note 11       Segmented Information

              During the year ended December 31, 2002, no customer accounted for more than 10% of the Company's revenues.

              During the period ended December 31, 2001, three customers accounted for 60% of the Company's revenues with totals of 16%, 20% and 24%, respectively.

Note 12       Discontinued Operations

              Effective July 1, 2002, the Company sold all of its interest in a wholly-owned subsidiary, Infotech Networks & Cabling Ltd. ("Infotech"), a Hong Kong company (See Note 7(b)) for $153,840 (HK$1,200,000) cash and 8,300,000 common shares of the Company held by the purchaser. Cash of HK$800,000 was received and the balance of HK$400,000 (US$51,280) is due on or before December 31, 2002. This amount was received subsequent to December 31, 2002. Upon receipt of the above noted shares (during the year ended December 31, 2002) the Company canceled the shares. As a result of the sale, the results of operations for the Infotech have been reported separately in the consolidated statement of loss. Summarized financial information for Infotech is as follows:

                                                                   2002
                 Revenues                                  $      402,551
                 Expenses                                         532,873
                                                               -----------
                 Net loss from discontinued operations         (  130,322)
                 Loss on sale                                  (  244,880)
                                                               -----------
                 Loss from discontinued operations         $   (  375,202)
                                                               -----------

                 Cash flow information
                 Net cash used in operating activities     $   (  375,202)
                 Net cash used in investing activities                  -
                 Net cash provided by financing activities              -
                                                               -----------
                 Net cash used in discontinued operations  $   (  375,202)
                                                               -----------

Note 13       Subsequent Events - Notes 7 and 12
              -----------------

i) Subsequent to December 31, 2002, the Company, issued 3,000,000 common shares at $0.07 per share pursuant to a private placement. The Company received net proceeds of $200,000 after incurring a commission of $10,000.
ii) Subsequent to December 31, 2002, the Company, issued 14,000,000 common shares at $0.07 per share pursuant to agreements to settle debts owing to related parties, outstanding as at December 31, 2002, totalling $980,000.
iii) On March 21, 2003, the Company entered into an agreement to acquire a interest in Wise Media Investments Ltd., ("Wise Media") a company incorporated in Samoa, for consideration consisting of $1,000,000 and 37,000,000 common shares, subject to various conditions precedent. Wise Media, is engaged in the design and printing work in the publication business.