Form 10QSB
period 2003-03-31
LINK GROUP INC
filed 2003-05-20
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
March 31, 2003                                        000-33031



                              THE LINK GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-1263981
         --------                                       ----------
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

                         62,051,301 as of March 31, 2003

                              THE LINK GROUP, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                                   (Unaudited)

                             (Stated in US Dollars)






                              THE LINK GROUP, INC.
                             INTERIM BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                               (Unaudited)           (Audited)
                                                                                March 31,           December 31,
                                                       ASSETS                      2003                 2002
                                                       ------                      ----                 ----
Current
   Cash                                                                             $  11,429            $  11,717
   Receivables   - trade                                                               86,537               26,405
                 - other                                                                    -               51,280
   Inventory                                                                          236,215              227,240
   Deposits and prepayment                                                             21,195               22,868
   Loan receivable - Note 4                                                           128,200                    -
                                                                                   ----------           ----------
                                                                                      483,576              339,510
Deferred investment costs                                                             480,000              480,000
Property and equipment                                                                284,091              338,613
                                                                                   ----------           ----------
                                                                                   $1,247,667           $1,158,123
                                                                                   ----------           ----------
                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                         $  37,184            $  94,911
   Due to a director                                                                   69,205               42,284
   Deferred revenue                                                                     8,725               10,512
                                                                                   ----------           ----------
                                                                                      115,114              147,707
Due to related parties                                                                      -              980,000
Deferred tax                                                                           86,250               86,250
                                                                                   ----------           ----------
                                                                                      201,364            1,213,957
                                                                                   ----------           ----------
                        STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock,
   Authorized:
     200,000,000, $0.0001 par value
   Issued:
     62,051,301 shares (December 31, 2002: 45,051,301)                                  6,205                4,505
Paid-in capital                                                                     2,496,279            1,317,979
Deficit                                                                            (1,456,181)          (1,378,318)
                                                                                   ----------           ----------
                                                                                    1,046,303            (  55,834)
                                                                                   ----------           ----------
                                                                                   $1,247,667           $1,158,123
                                                                                   =========            ==========
SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                   2003               2002
                                                                                   ----               ----

Sales                                                                             $  102,812          $  563,686

Cost of sales                                                                         37,714             222,829
                                                                                 -----------          ----------
Gross income                                                                          65,098             340,857

Other income                                                                              51              30,103
                                                                                 -----------          ----------
                                                                                      65,149             370,960
                                                                                 -----------          ----------
Expenses
   Amortization                                                                       54,906              57,642
   Selling, general and administrative expenses                                       88,106             212,281
                                                                                 -----------          ----------
                                                                                     143,012             269,923
                                                                                 -----------          ----------
Income (loss) from operations before income taxes                                   ( 77,863)            101,037
Provision for future income taxes                                                          -              16,511
                                                                                 -----------          ----------
Net income (loss) for the period                                                 $  ( 77,863)         $   84,526
                                                                                 ===========          ==========
Basic earnings (loss) per share                                                  $  ( 0.00)           $     0.00
                                                                                 ===========          ==========
Weighted average number of common shares outstanding                              56,384,634          42,319,356
                                                                                 ===========          ==========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                               for the three months ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                   2003               2002
                                                                                   ----               ----
Operating Activities
  Net income (loss) for the period                                             $(     77,863)    $        84,526
  Adjustment for non-cash items
   Amortization                                                                       54,906              57,642
   Provision for deferred income taxes                                                     -              16,511
  Change in working capital items
   Advances receivable                                                                     -        (     12,284)
   Accounts receivable                                                          (      8,852)       (    504,119)
   Inventory                                                                    (      8,975)       (     47,548)
   Deposits and prepayment                                                             1,673        (      3,012)
   Accounts payable and accrued liabilities                                     (     57,727)       (        384)
   Deferred revenue                                                             (      1,787)       (     35,276)
                                                                                ------------        ------------
Cash used in operating activities                                               (     98,625)       (    443,944)
                                                                                ------------        ------------
Investing Activities
  Loan receivable                                                               (    128,200)                  -
  Purchase of property and equipment                                            (        384)                  -
  Acquisition of subsidiary                                                                -               2,572
                                                                                ------------        ------------
Cash provided by (used) in operating activities                                 (    128,584)              2,572
                                                                                ------------        ------------
Financing Activities
  Increase (decrease) in due to a director                                            26,921        (    280,624)
  Proceeds from issuance of common stock                                             200,000             600,300
                                                                                ------------        ------------
Cash provided by financing activities                                                226,921             319,676
                                                                                ------------        ------------
Net decrease in cash during the period                                          (        288)       (    121,696)

Cash, beginning of the period                                                         11,717             247,813
                                                                                ------------        ------------
Cash, end of the period                                                        $      11,429     $       126,771
                                                                                ============        ============
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                                  $           -     $             -
                                                                                ============        ============
     Income taxes                                                              $           -     $             -
                                                                                ============        ============

Non-cash Transaction - Note 6

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY for the
                 period from December 31, 2002 to March 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                                  Retained
                                                    Common Stock                 Paid-in          Earnings
                                               Shares           Amount           Capital         (Deficit)          Totals
                                               ------           ------           -------         ---------          ------
Balance, December 31, 2002                     45,051,301  $   4,505        $     1,317,979   $  (  1,378,318)     $( 55,834)
Issuance of common stock for cash
 - at $0.07                                     3,000,000        300                209,700                 -        210,000
Less:  commission                                       -          -             (   10,000)                -       ( 10,000)
Issuance of common stock pursuant
 to agreements to settle debt
 - at $0.07                                    14,000,000      1,400                978,600                 -        980,000
Net loss for the period                                 -          -                      -      (     77,863)      ( 77,863)
                                               ----------  ---------        ---------------   ----------------   -----------
Balance, March 31, 2003                        62,051,301  $   6,205        $     2,496,279   $  (  1,456,181)   $ 1,046,303
                                               ==========  =========        ===============   ================   ===========

SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)


Note 1        Interim Reporting

              The accompanying unaudited interim financial statements have been prepared by The Link Group, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

              The results of operations for the period ended March 31, 2003 are not indicative of the results that may be expected for the full year.

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidation

              These interim consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, ProtectServe Pacific Limited ("PSP"), a Hong Kong company. All inter-company transactions and balances have been eliminated.

Note 4        Loan Receivable

              The loan receivable is due March 11, 2004 and bears interest at 3% per annum.

Note 5        Commitments

              The Company has entered into operating leases for its premises which expire on November 30, 2004. The minimum annual lease payments (excluding share of operating costs) required are as follows:

                            2003     $      38,493           HK$         300,256
                            2004            32,027           HK          249,821

                                     $      70,520           HK$         550,077


              The Company has entered into a licensing agreement for exclusive use in Pacific Asia of certain proprietary software related to its products. A license fee of $100 per copy is payable, with a minimum commitment to purchase 5000 copies over three years ending December 31, 2003. The Company can obtain unlimited use of the software by purchasing more than 5000 units before the three-year period or by paying $500,000 less license fees paid to date. Upon the purchase of 5,000 units, the Company will own the proprietary software. As at March 31, 2003, the Company has purchased 2,700 units.


              On March 21, 2003, the Company entered into an agreement to acquire an interest in Wise Media Investments Ltd., ("Wise Media") a company incorporated in Samoa, for consideration consisting of $1,000,000 and 37,000,000 common shares, subject to various conditions precedent. Wise Media, is engaged in the design and printing work in the publication business. As at March 31, 2003, none of the consideration had been paid in respect of this acquisition.

Note 6        Non-cash Transaction

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the three months ended March 31, 2003, the Company issued 14,000,000 common shares at $0.07 per share to settle $980,000 owing to related parties as at December 31, 2002. This transaction has been excluded from the statement of cash flow.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD IN 2002.

We (referred in this report as the Link Group Inc. and/or its subsidiaries) have presented our quarterly consolidated financial statements and you should read them in conjunction with our consolidated financial statements and related notes in our 10KSB annual report for 2002. We completed the acquisition of Protectserve Pacific, Ltd. in the first quarter of 2002. For the first three months in 2003, sales of the company's products wre $102,812 compared to $563,686 in the same three months in 2002. Revenue was generated from clients based both out of Hong Kong and mainland China. . Cost of sales were $37,714 in the first three months in 2003. In the same period in 2002, cost of sales were $222,829. The selling, general and administrative expenses for the company were $86,106 in the first three months in 2003 compared to $212,781 in 2002. Amortization was $54,906 in the period in 2003 cmpared to $57,642 in 2002. The net loss from the period in 2003 was ($77,863) and for 2002 the net income was $101,037

The net loss per share was nominal in the period in 2003 compared to a nominal profit per share in 2002 in the period. We believe that the trend of operating losses may continue in the forseeable future, until the company is able to generate revenues sufficient to cover operation expenses.
..
LIQUIDITY AND CAPITAL RESOURCES

The Company had $11,429 cash on hand at March 31, 2003 and $86,534 in receivables with total current assets of $483,576 and payables of $115,114 due within one year These amounts are deemed sufficient by us for continued operations at the current level this year.

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

        8-K filed March 7, 2003

                              THE LINK GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE LINK GROUP, INC.



Date: May 19, 2003                       /s/ Thomsen Lee
                                         -----------------------------
                                         Thomsen Lee, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Thomsen Lee, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of The Link Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003


/s/Thomsen Lee
-----------------------
Thomsen Lee, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Ernest Cheung, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Link Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003


/s/Ernest Cheung
-----------------------
Ernest Cheung, CFO