Form 10QSB
period 2003-06-30
LINK GROUP INC
filed 2003-09-05
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
June 30, 2003                                        000-33031




                              THE LINK GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)



         Colorado                                       84-1263981
         --------                                       ----------
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

                         62,051,301 as of June 30, 2003

                             THE LINK GROUP, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

                                   (Unaudited)

                             (Stated in US Dollars)


                              THE LINK GROUP, INC.
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                               (Unaudited)           (Audited)
                                                                                 June 30            December 31,
                                                       ASSETS                      2003                 2002
                                                       ------                      ----                 ----
Current
   Cash                                                                           $   131,461          $    11,717
   Receivables   - trade                                                              112,388               26,405
                 - other                                                               32,209               51,280
   Inventory                                                                          196,200              227,240
   Deposits and prepayment                                                             20,644               22,868
   Loan receivable - Note 4                                                           128,200                    -
                                                                                   ----------          -----------
                                                                                      621,102              339,510
Deferred investment costs                                                             480,000              480,000
Property and equipment                                                                282,789              338,613
                                                                                   ----------          -----------
                                                                                   $1,383,891           $1,158,123
                                                                                   ==========          ===========
                                                    LIABILITIES
Current
   Bank overdraft                                                                  $  128,196           $        -
   Accounts payable and accrued liabilities                                            69,435               94,911
   Due to a director                                                                   85,887               42,284
   Deferred revenue                                                                     8,764               10,512
                                                                                   ----------           ----------
                                                                                      292,282              147,707
Due to related parties                                                                      -              980,000
Deferred tax                                                                           86,250               86,250
                                                                                   ----------           ----------
                                                                                      378,532            1,213,957
                                                                                   ----------           ----------
                                         STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock,
   Authorized:
     200,000,000, $0.0001 par value
   Issued:
     62,051,301 shares (December 31, 2002: 45,051,301)                                  6,205                4,505
Paid-in capital                                                                     2,496,279            1,317,979
Deficit                                                                            (1,497,125)          (1,378,318)
                                                                                   ----------           ----------
                                                                                    1,005,359           (   55,834)
                                                                                   ----------           ----------
                                                                                   $1,383,891           $1,158,123
                                                                                   ==========           ==========

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)



                                                          Three months ended June 30,         Six months ended June 30,
                                                             2003             2002              2003             2002
                                                             ----             ----              ----             ----

Sales                                                   $       88,713    $      257,485   $      191,525    $      659,645

Cost of sales                                                   64,131           293,335          101,845           537,326
                                                        --------------    --------------   --------------    --------------
Gross income (loss)                                             24,582       (    35,850)          89,680           122,319

Other income                                                         -             9,324               51            39,427
                                                        --------------    --------------   --------------    --------------
                                                                24,582       (    26,526)          89,731           161,746
                                                        --------------    --------------   --------------    --------------
Expenses
   Amortization                                                 35,200            66,294           57,446           123,936
   Selling, general and administrative expenses                 64,224           199,840          151,092           385,289
                                                        --------------    --------------   --------------    --------------
                                                                99,424           266,134          208,538           509,225
                                                        --------------    --------------   --------------    --------------
Loss from operations before income taxes                   (    74,842)      (   292,660)     (   118,807)      (   347,479)
Recovery of future income taxes                                      -            83,557                -            67,046
                                                        --------------    --------------   --------------    --------------
Net loss for the period                                 $  (    74,842)   $  (   209,103)  $  (   118,807)   $  (   280,433)
                                                        --------------    --------------   --------------    --------------
Basic loss per share                                    $  (     0.00)    $  (     0.00    $  (     0.00)    $  (      0.01)
                                                        ==============    ==============   ==============    ==============
Weighted average number of common shares  outstanding
                                                            62,051,301        53,351,301       53,551,301        47,835,328
                                                        ==============    ==============   ==============    ==============

SEE ACCOMPANYING NOTES





                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)



                                                                                  Six months ended June 30,
                                                                                   2003               2002
                                                                                   ----               ----
Operating Activities
  Net loss for the period                                                    $  (    118,807)    $  (    280,433)
  Adjustment for non-cash items
   Amortization                                                                       57,446             123,936
   Provision for future income taxes                                                       -        (     67,046)
  Change in working capital items
   Advances receivable                                                                     -              95,872
   Receivables                                                                  (     66,912)       (    333,653)
   Inventory                                                                          31,040        (     62,613)
   Deposit and prepayment                                                              2,224               3,555
     Accounts payable and accrued liabilities                                     (     25,476)       (      3,594)
   Deferred revenue                                                             (      1,748)       (     34,693)
                                                                                ------------        ------------
Cash used in operating activities                                                      (122,233)        (    558,669)
                                                                                ------------        ------------
Investing Activities
  Purchase of property and equipment                                            (      1,622)       (    131,785)
  Loan receivable                                                               (    128,200)                  -
  Cash acquired on acquisition of subsidiary                                               -               2,572
  Other                                                                                    -        (        484)
                                                                                ------------        ------------
Cash used in investing activities                                               (    129,822)       (    129,697)
                                                                                ------------        ------------
Financing Activities
  Bank Indebitness                                                               128,196                   -
  Repayment of due to related parties                                                      -        (    134,977)
  Advance from a director                                                             43,603                   -
  Proceeds from issuance of common stock                                             200,000             600,300
                                                                                ------------        ------------
Cash from financing activities                                                       371,799             465,323
                                                                                ------------        ------------
Increase (decrease) in cash during the period                                        119,744        (    223,043)

Cash, beginning of the period                                                         11,717             247,813
                                                                                ------------        ------------
Cash, end of the period                                                      $       131,461     $        24,770
                                                                                ============     ===============
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                                $             -     $             -
                                                                                ============     ===============
     Income taxes                                                            $             -     $             -
                                                                                ============     ===============
Non-cash Transaction - Note 6

SEE ACCOMPANYING NOTES


                             THE LINK GROUP, INC.


                        STATEMENT OF STOCKHOLDERS' EQUITY for the period from
             December 31, 2002 to June 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)


                                                Common Stock                    Paid-in
                                          ---------------------------------
                                               Shares          Amount           Capital          (Deficit)         Totals
                                               ------          ------           -------          ---------         ------
Balance, December 31, 2002                     45,051,301      $     4,505     $ 1,317,979    $  (  1,378,318)     $ (  55,834)
Issuance of common stock for cash
 - at $0.07                                     3,000,000              300         209,700                  -          210,000
Less:  commission                                       -                -       (  10,000)                 -        (  10,000)
Issuance of common stock pursuant
 to agreements to settle debt
 - at $0.07                                    14,000,000            1,400         978,600                  -          980,000
Net loss for the period                                 -                -               -       (    118,807)       ( 118,807)
                                               ----------      -----------     -----------    ---------------      -----------
Balance, June 30, 2003                         62,051,301      $     6,205     $ 2,496,279    $  (  1,497,125)     $ 1,005,359
                                               ==========      ===========     ===========    ===============      ===========


SEE ACCOMPANYING NOTES

The Link Group, Inc.
Notes to the Interim Consolidated Financial Statements June 30, 2003 and December 31, 2002 (Stated in US Dollars) - Page 2




                              THE LINK GROUP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)



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

              The results of operations for the period ended June 30, 2003 are not indicative of the results that may be expected for the full year.

Note 2        Nature of Operations

              The Company is engaged in the business of developing and marketing computer hardware and web-based surveillance monitoring and control systems. The Company's product is based on proprietary software, the use of which is subject to a license agreement. All operations are carried on outside of the United States of America.

Note 3        Consolidation

              These interim consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, ProtectServe Pacific Limited ("PSP"), a Hong Kong company. All inter-company transactions and balances have been eliminated.

Note 4        Loan Receivable

              The loan receivable is due March 11, 2004 and bears interest at 3% per annum.

Note 5        Commitments

              The Company has entered into a licensing agreement for exclusive use in Pacific Asia of certain proprietary software related to its products. A license fee of $100 per copy is payable, with a minimum commitment to purchase 5000 copies over three years ending December 31, 2003. The Company can obtain unlimited use of the software by purchasing more than 5000 units before the three-year period or by paying $500,000 less license fees paid to date. Upon the purchase of 5,000 units, the Company will own the proprietary software. As at June 30, 2003, the Company has purchased 3,350 units.

              On March 21, 2003, the Company entered into an agreement to acquire an interest in Wise Media Investments Ltd., ("Wise Media") a company incorporated in Samoa, for consideration consisting of $1,000,000 and 37,000,000 common shares, subject to various conditions precedent. Wise Media, is engaged in the design and printing work in the publication business. As at June 30, 2003, none of the consideration had been paid in respect of this acquisition.

              Pursuant to an agreement dated February 20, 2003, the Company is committed to paying consulting fees in the amount of $32,050 (HK$250,000) in respect of an information memorandum on web based surveillance software and video and audio monitoring systems as follows:
-      $8,012 (HK$62,500) on the date of the acceptance of the agreement (paid);
-      $8,012 (HK$62,500) on the date of the delivery of the information memorandum to the Company;  and
-        $16,025 (HK$125,000) within 7 days of closing a private placement of not less than $5,000,000.



Note 6        Non-cash Transaction

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the six months ended June 30, 2003, the Company issued 14,000,000 common shares at $0.07 per share to settle $980,000 owing to related parties as at December 31, 2002. This transaction has been excluded from the statement of cash flow.

Note 7        Subsequent Event

              Subsequent to June 30, 2003, in accordance with its agreement to purchase 100% of ProtectServe Pacific dated January 21, 2002, the Company repurchased 22,200,000 of the 29,200,000 common shares at $0.001 per share on the purchase of PSP and returned them to treasury for cancellation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------



RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

The Link Group Inc. quarterly consolidated financial statements should he read in conjunction with consolidated financial statements and related notes in the 10KSB annual report for 2002. The company completed the acquisition of Protectserve Pacific, Ltd. in the first quarter of 2002. For the quarter in 2003, sales of the company's products were $88,713 compared to $257,485 in the same three months in 2002. Revenue was generated from clients based both out of Hong Kong and mainland China. Cost of sales were $64,131 in the quarter in 2003. In the same period in 2002, cost of sales were $293,335. The selling, general and administrative expenses for the company were $64,224 in the quarter in 2003 compared to $199,840 in 2002. Amortization was $35,200 in the period in 2003 compared to $66,294 in 2002. The net loss from the period in 2003 was ($74,842) and for 2002 the net loss was ($209,103) .

The net loss per share was nominal in the period in 2003 and in 2002 in the period. The trend of operating losses may continue in the forseeable future, until the company is able to generate revenues sufficient to cover operation expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SAME PERIOD IN 2002
--------------------------------------------------------------------------------

The company had reduced revenues from sales of products of $191,525 in the period in 2003 compared to $659,645 in sales in the same period in 2002. The cost of sales was $101,845 and $537,326 in the period in 2003 and 2002 respectively. Gross income in the period was $89,680 in 2003 and $122,319 in 2002. The company had "other income" of $39,427 in the 2002 period and $51 other income in the 2003 period. The company incurred $208,538 in expenses in the period in 2003 compared to $509,225 in the period in 2003. There were amortization expenses of $57,446 and $123,936 in the periods in 2003 and 2002 respectively. The net loss from operations was ($118,807) in 2003 and ($347,479) in 2002 in the six month period. The company recorded $67,046 in 2002 as "Recovery of future income taxes" which reduced its net loss in 2002 to ($280,433). No such item existed in 2003 so its operating loss and net loss were ($118,807). The net loss per share was nominal in the period in 2003 compared to a net loss of ($.01) in the period in 2002.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $131,461 cash on hand at June 30, 2003 and $144,597 in receivables, $196,200 in inventory and deposits and prepayments of $20,644 for $492,305 in current assets not including a loan receivable. The company had payables of $292,282 due within one year. These amounts are deemed sufficient for continued operations at the current level this year.

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

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) The following reports on Form 8-K were made for the period for which this report is filed.



                  None

(b) Exhibits - Pursuant to Regulation S-K Exhibits

                31.1 - Section 302
                Certification of Ernest Cheung CFO

                31.2 - Section 302
                Certification of Thomsen Lee CEO

                32.1 - Section 906
                Certification of Thomsen Lee CEO

                32.2 - Section
                906 Certification of Ernest Cheung CFO

                              THE LINK GROUP, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE LINK GROUP, INC.


Date: September __, 2003                       /s/ Thomsen Lee
                                         -----------------------------
                                         Thomsen Lee, President & CEO