Form 10QSB
period 2003-09-30
LINK GROUP INC
filed 2003-11-24
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
September 30, 2003                                        000-33031




                              THE LINK GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)



         Colorado                                       84-1263981
         --------                                       ----------
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

                         39,851,301 as of September 30, 2003

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

The Link Group, Inc.
Notes to the Interim Consolidated Financial Statements September 30, 2003 and December 31, 2002 (Stated in US Dollars) - Page 10



                              THE LINK GROUP, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

                                   (Unaudited)

                             (Stated in US Dollars)





                              THE LINK GROUP, INC.
                       INTERIM CONSOLDIATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                               (Unaudited)           (Audited)
                                                                               September 30         December 31,
                                                       ASSETS                      2003                 2002
                                                       ------                      ----                 ----
Current
   Cash                                                                     $         133,328    $          11,717
   Receivables   - trade                                                              102,222               26,405
                 - other                                                               32,209               51,280
   Inventory                                                                          179,873              227,240
   Deposits and prepayment                                                             21,723               22,868
   Loan receivable - Note 4                                                           128,200                    -
                                                                                    ---------            ---------
                                                                                      597,555              339,510
Deferred investment costs                                                             480,000              480,000
Property and equipment                                                                227,739              338,613
                                                                                    ---------            ---------
                                                                            $       1,305,294    $       1,158,123
                                                                                    =========            =========
                                                    LIABILITIES
Current
   Bank indebtedness                                                        $         128,203    $               -
   Accounts payable and accrued liabilities                                            43,161               94,911
   Due to related parties                                                             150,522               42,284
   Deferred revenue                                                                     6,873               10,512
                                                                                    ---------            ---------
                                                                                      328,759              147,707
Due to related parties                                                                      -              980,000
Deferred tax                                                                           86,250               86,250
                                                                                    ---------            ---------
                                                                                      415,009            1,213,957
                                                                                    ---------            ---------
                                         STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock - Note 7 Authorized:
     200,000,000, $0.0001 par value
   Issued:
     39,851,301 shares (December 31, 2002: 45,051,301)                                  3,985                4,505
Paid-in capital                                                                     2,476,299            1,317,979
Deficit                                                                         (   1,589,999)      (    1,378,318)
                                                                                    ---------            ---------
                                                                                      890,285       (       55,834)
                                                                                    ---------            ---------
                                                                            $       1,305,294    $       1,158,123
                                                                                    =========            =========






                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                              Three months ended                  Nine months ended
                                                                 September 30,                      September 30,
                                                             2003             2002              2003             2002
                                                             ----             ----              ----             ----

Sales                                                  $        74,149   $        90,530  $       265,674   $       387,051

Cost of sales                                                   29,146            51,217          130,991           200,138
                                                            ----------        ----------       ----------        ----------
Gross income                                                    45,003            39,313          134,683           186,913

Other income                                                         -               318               51               318
                                                            ----------        ----------       ----------        ----------
                                                                45,003            39,631          134,734           187,231
                                                            ----------        ----------       ----------        ----------
Expenses
   Amortization                                                 55,143            60,099          112,589           174,273
   Selling, general and administrative expenses                 82,734            96,211          233,826           346,794
                                                            ----------        ----------       ----------        ----------
                                                               137,877           156,310          346,415           521,067
                                                            ----------        ----------       ----------        ----------
Loss before income taxes                                  (     92,874)     (    116,679)    (    211,681)     (    333,836)
Recovery of future income taxes                                      -                 -                -           133,178
                                                            ----------        ----------       ----------        ----------
Loss from continuing operations                           (     92,874)     (    116,679)    (    211,681)     (    200,658)
Loss from discontinued operations                                    -      (    260,829)               -      (    391,151)
                                                            ----------        ----------       ----------        ----------
Net loss for the period                                $  (     92,874)  $  (    377,508) $  (    211,681)  $  (    591,809)
                                                            ==========        ==========       ==========        ==========
Basic loss per share from continuing operations
                                                       $  (     0.00)    $  (     0.00)   $  (     0.00)    $  (     0.007)

Basic loss per share from discontinued operations           ==========        ==========       ==========        ==========
                                                       $        -        $  (     0.01)   $        -        $  (     0.008)
                                                            ==========        ==========       ==========        ==========
Basic and diluted loss per share                       $  (     0.00)    $  (     0.01)   $  (     0.00)    $  (     0.015)
                                                            ==========        ==========       ==========        ==========
Weighted average number of common shares  outstanding
                                                            48,296,953        51,351,301       51,998,553        49,714,395
                                                            ==========        ==========       ==========        ==========






                              THE LINK GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                      Nine months ended
                                                                                        September 30,
                                                                                   2003               2002
                                                                                   ----               ----
Operating Activities
  Net loss for the period from continuing operations                         $  (    211,681)    $  (    200,658)
  Adjustment for non-cash items
   Amortization                                                                      112,589             174,273
   Provision for future income taxes                                                       -        (    133,178)
  Change in working capital items
   Receivables                                                                  (     56,746)            127,170
   Inventory                                                                          47,367             137,917
   Deposit and prepayment                                                              1,145              16,538
   Accounts payable and accrued liabilities                                     (     51,750)       (     62,083)
   Deferred revenue                                                             (      3,639)       (     44,100)
                                                                                     --------            --------
Cash from (used in) operating activities                                        (    162,715)             15,879
                                                                                     --------            --------
Investing Activities
  Purchase of property and equipment                                            (      1,715)       (    131,704)
  Loans receivable                                                              (    128,200)
  Other                                                                                    -        (        484)
                                                                                     --------            --------
Cash used in investing activities                                               (    129,915)       (    132,188)
                                                                                     --------            --------
Financing Activities
  Bank indebtedness                                                                  128,203                   -
  Related party loans (repayments)                                                         -        (    300,000)
  Advances from related parties                                                      108,238                   -
  Repurchase of shares for cancellation                                         (     22,220)                  -
  Proceeds from issuance of common stock                                             200,000             600,300
                                                                                     --------            --------
Cash from financing activities                                                       414,241             300,300
                                                                                     --------            --------
Increase in cash and cash equivalents from continuing operations                     121,611             183,991
Cash flow used in discontinued operations                                                  -        (    391,151)
                                                                                     --------            --------
Increase (decrease) in cash and cash equivalents during the period                   121,611        (    207,160)

Cash, beginning of the period                                                         11,717             247,813
                                                                                     --------            --------
Cash, end of the period                                                      $       133,328     $        40,653
                                                                                     ========            ========
                                                               .../Cont'd.




                         THE LINK GROUP, INC. Continued
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                      Nine months ended
                                                                                        September 30,
                                                                                   2003               2002
                                                                                   ----               ----
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                                $             -     $             -
                                                                                   =========            ========
     Income taxes                                                            $             -     $             -
                                                                                   =========            ========







                              THE LINK GROUP, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                    STOCKHOLDERS' EQUITY (DEFICIENCY) for the
               period from December 31, 2002 to September 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                             Common Stock                   Paid-in
                                                                ---------------------------------------
                                                        Shares        Amount        Capital             Deficit             Totals
                                                        ------        ------        -------             -------             ------
Balance, December 31, 2002                             45,051,301   $  4,505    $  1,317,979   $  (   1,378,318)   $ (    55,834)
Issuance of common stock for cash - at $0.07            3,000,000        300         209,700                  -          210,000
Less:  commission                                             -            -      (   10,000)                 -      (    10,000)
Issuance of common stock  pursuant to
 agreements to settle debt- at $0.07                   14,000,000      1,400         978,600                  -          980,000
Cancellation of common stock pursuant to a repurchase
 agreement - at $0.001                                (22,200,000)    (2,220)       ( 19,980)                 -      (    22,200)
Net loss for the period                                         -          -               -      (     211,681)     (   118,807)
                                                       ----------      ------      ----------         ----------         --------
Balance, September 30, 2003                            39,851,301   $  3,985    $  2,476,299   $  (   1,589,999)   $     890,285
                                                       ==========      ======      ==========         ==========         ========

                              THE LINK GROUP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)


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

              The results of operations for the period ended September 30, 2003 are not indicative of the results that may be expected for the full year.

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

Note 5        Commitments - Note 7
              -----------

              The Company has entered into a licensing agreement for exclusive use in Pacific Asia of certain proprietary software related to its products. A license fee of $100 per copy is payable, with a minimum commitment to purchase 5000 copies over three years ending December 31, 2003. The Company can obtain unlimited use of the software by purchasing more than 5000 units before the three-year period or by paying $500,000 less license fees paid to date. Upon the purchase of 5,000 units, the Company will own the proprietary software. As at September 30, 2003, the Company has purchased 4,550 units.

              On March 21, 2003, the Company entered into an agreement to acquire an interest in Wise Media Investments Ltd., ("Wise Media") a company incorporated in Samoa, for consideration consisting of $1,000,000 and 36,000,000 common shares, subject to various conditions precedent. Wise Media, is engaged in the design and printing work in the publication business. As at September 30, 2003, none of the consideration had been paid in respect of this acquisition.

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

Note 6        Non-cash Transaction

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the nine months ended September 30, 2003, the Company issued 14,000,000 common shares at $0.07 per share to settle $980,000 owing to related parties as at December 31, 2002. This transaction has been excluded from the statement of cash flow.

Note 7        Subsequent Event

              Subsequent to September 30, 2003, the Company issued 36,000,000 common shares to acquire 48% of Wise Media (Note 5). The remaining 52% may be purchased by the Company by the payment of $1,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented here should be read in conjunction with The Link Group, Inc.'s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

For the quarter in 2003, sales of the company's products were $74,149 compared to $90,530 in the same three months in 2002. Revenue was generated from clients based both out of Hong Kong and mainland China. Cost of sales were $29,146 in the quarter in 2003. In the same period in 2002, cost of sales were $51,217. The selling, general and administrative expenses for the company were $82,734 in the three month period ended September 30, 2003 compared to $96,211 in 2002. Amortization was $55,143 in the period in 2003 compared to $60,099 in 2002. The net loss from the period in 2003 was $92,874 and for the same period of 2002 the net loss was $377,508.

The net loss per share was nominal in the period in 2003 and in 2002. The trend of operating losses may continue in the forseeable future, until the company is able to generate revenues sufficient to cover operation expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO SAME PERIOD IN 2002
--------------------------------------------------------------------------------

The company had reduced revenues from sales of products of $265,674 in the period in 2003 compared to $387,051 in the same period in 2002. The cost of sales was $130,991 and $200,138 in the period in 2003 and 2002 respectively. Gross income in the period was $134,683 in 2003 and $186,913 in 2002. The company incurred $346,415 in expenses in the period in 2003 compared to $521,067 in the period in 2002. There were amortization expenses of $112,589 and $174,273 in the periods in 2003 and 2002 respectively. The net loss from operations was $211,681 in 2003 and $591,809 in 2002 in the nine month period. The net loss per share was nominal in the period in 2003 compared to a net loss of ($.015) in the period in 2002.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $133,328 cash on hand at September 30, 2003 and $134,431 receivables, $179,873 in inventory and deposits and prepayments of $21,723 for $469,355 in current assets not including a loan receivable of $128,200 due on March 11, 2004. These amounts are deemed sufficient by us for continued operations at the current level this year.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.




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

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K filed during the three months ended September 30, 2003. (incorporated by reference)

           8-K filed 10-28-03



(b) Exhibits - Pursuant to Regulation S-K Exhibits - 31.1 - Section 302 Certification of Ernest CFO
           31.2 - Section 302 Certification of Thomsen Lee CEO

Exhibits - 32.1 - Section 906 Certification of Thomsen Lee CEO 32.2 - Section 906 Certification of Ernest Cheung CFO

                              THE LINK GROUP, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         THE LINK GROUP, INC.




Date: November 19, 2003                       /s/ Thomsen Lee
                                         -----------------------------
                          Thomsen Lee, President & CEO