Form 10QSB/A
period 2003-09-30
LINK GROUP INC
filed 2003-11-25
CIK 1145237

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A




                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File Number
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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.


For the quarter in 2003, sales of the company's products were $74,149 compared to $90,530 in the same three months in 2002. Revenue was generated from clients based both out of Hong Kong and mainland China. Cost of sales were $29,146 in the quarter in 2003. In the same period in 2002, cost of sales were $51,217. The selling, general and administrative expenses for the company were $82,734 in the three month period ended September 30, 2003 compared to $96,211 in 2002. Amortization was $55,143 in the period in 2003 compared to $60,099 in 2002. The net loss from the period in 2003 was ($92,874) and for the same period of 2002 the net loss was ($377,508).

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO SAME PERIOD IN 2002
--------------------------------------------------------------------------------

The company had reduced revenues from sales of products of $265,674 in the period in 2003 compared to $387,051 in the same period in 2002. The cost of sales was $130,991 and $200,138 in the period in 2003 and 2002 respectively. Gross income in the period was $134,683 in 2003 and $186,913 in 2002. The company incurred $346,415 in expenses in the period in 2003 compared to $521,067 in the period in 2002, which included amortization expenses of $112,589 and $174,273 in the periods in 2003 and 2002 respectively. The net loss from opera-tions was ($211,681) in 2003 and $333,636 in 2002 in the nine month period. The net loss per share was nominal in the period in 2003 compared to a net loss of ($.015) in the period in 2002, which included losses due to discontinued operations.

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




                                         THE LINK GROUP, INC.




Date: November 23, 2003                       /s/ Thomsen Lee
                                         -----------------------------
                                         Thomsen Lee, President & CEO