Form 10KSB
period 2003-12-31
LINK GROUP INC
filed 2004-08-02
CIK 1145237

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                               December 31, 2003

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

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $779,378

There were 88,351302 shares of the Registrant's common stock outstanding as of July 14, 2004.

The aggregate market value of the shares of voting common stock held by nonaffiliates of the Registrant was approximately $1,878,205 on December 31, 2004 based on a market price of $.035 at such date.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business                                       1
         Item 2. Description of Property                                       4
         Item 3. Legal Proceedings                                             4
         Item 4. Submission of Matters to a Vote of Security Holders           4

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters      5
         Item 6. Management's Discussion and Analysis or Plan of Operation     5
         Item 7. Financial Statements                                          9
         Item 8. Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                     9
         Item 8a Controls and Procedures                                       9
PART III

         Item 9. Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a) of
                 the Exchange Act                                              9
         Item 10. Executive Compensation                                      13
         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management                                              15
         Item 12. Certain Relationships and Related Transactions              17
         Item 13. Exhibits and Reports on Form 8-K                            19
         Item 14. Principal Accountant Fees and Services                      19

SIGNATURES                                                                    20

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

     On December 21, 2001, XIN NET Corporation purchased 3,882,700 shares of the Company from its prior shareholders. The position purchased constituted 71% of the issued and outstanding common stock.

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

During 2003, the company had significant changes in its business and operations. In 2003, the company entered into an agreement whereby ownership of the Hong Kong subsidiary Protectserve Pacific (PSP) was transferred to its former owners immediately after year end. This is deemed and treated as discontinued operations. The discontinued operations of PSP resulted in a $337,392 loss for the year.

     On October 17, 2003, the Company's wholly-owned subsidiary, Asia Genius Limited ("Asia"), acquired 48% of the issued and outstanding shares of New Unicorn Holdings Ltd. ("New Unicorn") through the issuance of 36,000,000 common shares. The Company also paid a finders fee of $480,000. New Unicorn's wholly-owned subsidiary Media Creative Limited ("MCL") is engaged in design and printing work in the publication business. As the Company has obtained the control of New Unicorn through having a majority of the seats on its board of directors, New Unicorn is considered a subsidiary of the Company. Asia has the option to acquire the remaining 52% of New Unicorn for cash consideration of $1,000,000.


     Wise Media is in the publishing and advertising business in China. The continuing operations revenues of the company are those of Creative Media.

     The Company's principal business activities are based in Hong Kong and comprise design and printing work in the publication business (through MCL) and developing and marketing computer hardware and web-based surveillance monitoring and control systems (through PSP). Information concerning MCL's business is presented in these financial statements as continuing operations. Information concerning PSP's business is presented in these financial statements as discontinued operations. Significant customers relating to these business segments are as follows:

              MCL

     From the date of acquisition, October 17, 2003 to December 31, 2003, one customer accounted for 53% of the Company's revenue.

              PSP

     During the year ended December 31, 2003, two customers accounted for 62% of the Company's revenue with totals of 39% and 23% respectively.

     During the year ended December 31, 2002, no customers accounted for more than 10% of the Company's revenues.

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

     Parent:  The Link Group, Inc.

Subsidiaries : (1) Asia Genius Limited (a Hong Kong corporation) is 100% owned by Registrant (2) Asia Genius Limited owns 48% of New Unicorn Holdings LTD. New Unicorn owns 100% of Media Creative Limited.


Administrative Offices

     The Company currently maintains an administrative office at Suite 950-789 West Pender Street, Vancouver, B.C. Canada V6C 1H2. Other than this mailing address, the Company does not currently maintain any other administrative office facilities, and does not anticipate the need for maintaining administrative office facilities at any time in the foreseeable future. The Company pays monthly rent of $750 Canadian plus 7% GST (about US$ 530 total) for this address.

Employees

     At March 31, 2004, the Company had 12 employees in its PSP subsidiary in Hong Kong.

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2003, the Company was neither a party nor were any of its assets subject to any legal proceedings.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The Company common stock was traded on the NASD Electronic Bulletin Board under the symbol - "LNKG" in 2003 and 2002. The following table sets forth high and low bid prices of its common stock for the year ended December 31, 2003 as follows:

                                          Bid (U.S. $)
                                     HIGH             LOW
                                     ----             ---
--------------------------------------------------------
2002
--------------------------------------------------------
First Quarter                       0.25             0.01
Second Quarter                      0.53             0.25
Third Quarter                       0.51             0.48
Fourth Quarter                      0.51             0.41

                                    HIGH              LOW
                                    ----              ---

---------------------------------------------------------
2003
---------------------------------------------------------
First Quarter                      0.30              0.07
Second Quarter                     0.07              0.07
Third Quarter                      0.07              0.01
Fourth Quarter                     0.02              0.01

The price quotes may not reflect actual transactions, and do not reflect interdealer markup or markdown.

     As of December 31, 2003, there were about 100 record holders of the Company's common Stock.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------

           The information presented here should be read in conjunction with The Link Group Inc.'s consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE 12 MONTHS ENDED DECEMBER 31, 2002.

The Company had $799,378 in sales revenue in Fiscal year ended December 31, 2003 as compared to none in 2002 after excluding discontinued operations. The company incurred cost of sales of $638,318.

in the fiscal year ended December 31, 2003 compared to none in 2002(due to exclusion of discontinued operations). The Company had expenses of $362,399 compared to expenses of $76,393 (excluding discontinued operations) in 2002. There was a loss from discontinued operations of $337,392 compared to $1,445,002 in 2002. The net loss for the year was $558,342 compared to $1,521,395 in 2002. The basic and diluted loss per share from continuing operations was $0.00 in the fiscal years ended 2003 and 2002. The basic and diluted loss per share from discontinued operations was $0.01 in 2003 and $0.04 in 2002.


Net operating cash flows decreased to a negative cash flow of $140,586 in 2003 from a negative cash flow of $61,914 in 2002. Net loss for the year and changes in working capital items are the main contributing factors to the year-over-year change in operating cash flow. Net cash flow used in investing activities decreased to $170,741 in 2003 from $535,885 in 2002. Cash flows from financing activities decreased to $309,158 in 2003 from $600,300 in 2002.

Cash flows from discontinued operations increased to a net cash inflow of $127,154 in 2003 compared to a net cash outflow of $238,597 in 2002.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $136,702 at year-end 2003. $136,370 relates to the discontinued operations of PSP.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It has equipment of $52,738 on the books, which is not necessarily liquid at such value. Other than its current assets, its other assets would be illiquid.

     At the fiscal year-end it had $942,298 in current assets and current liabilities of $936,577 ,for a working capital surplus of $5,721. A large part of the assets are trade receivables which may not be fully collected in the future.

Changes in Financial Condition:

     During 2003, the company had significant changes in its business and operations. In 2003, the company entered into an agreement whereby ownership of the Hong Kong subsidiary Protectserve Pacific (PSP) was transferred to its former owners. This is deemed and treated as discontinued operations. The company wrote off $798,709 in assets and NO liabilities were assumed by the acquiring shareholders of PSP.

Wise Media was acquired in October 2003, via Asia Genius Limited, a 100% owned subsidiary, through a share exchange for 48% of Wise Media ownership. The principals of the Company control the Board of Wise Media, and therefore, the operations of Wise Media from the acquisition date are included in the consolidated financial statements of the Company. Wise Media is in the publishing and advertising business in China.


 Need for Additional Financing:

     The Company does not have sufficient capital to meet its short term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. It will have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

     If future revenue declines, or operations continue as unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed.

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

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has accumulated a deficit of $1,936,660 since its inception, limited developed business in the form of a minority interest, little working capital and no capital commitments to ensure the company will be able to meet its obligations and repay its liabilities when they come due. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

     The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        None.

Item 8a Controls and Procedures
----------------------------------

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
         -------------

The directors and executive officers of the Company as of December 31, 2003, are as follows:


 Name                               Age              Position                                    Term
- ------                             -----             --------                                   ------

Ernest Cheung                       54               Secretary/CFO                               Annual

Thomsen Lee                         50               President/Director                          Annual
                                                     (as of 2003)

     ERNEST CHEUNG, age 54, has been Director/CFO and Secretary of The Link Group, Inc. since January 2002. He was appointed as a Director and President of The Link Group, Inc. in December 2001. He resigned as President in early 2002 and became Secretary to The Link Group, Inc. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He is currently a Director of Agro International Holdings, Inc. since 1997, Xin Net Corp. since 1998, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc.

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

     Thomsen Lee, 50 was appointed President and Director in 2003. Mr. Lee is currently Director of Railway Optical Fiber Information & Technology Co Ltd, an Associate Company of China Railway Communication in China. He has over 23 years of IT business in retail marketing and products distribution. In early 2000, Mr. Lee had been appointed as Vice Chair- man of eCyber China Holdings Ltd, a Hong Kong Public Listed Company. His major contribution included implementing over 4,000 muti-media telephone booths and smart card technology in the railway stations of all major cities in China which had created substantial advertising and new revenue to the Group. During the same period, he had developed two major property web sites in China, namely CRED.net and PRCproperty.com in his capacity as the Director of China Real Estate Development Group. From 1980 to 2000, he was the Managing Director of "Unihall," a reputable retail and distribution company for Computer Software and Publication in Hong Kong and China. He graduated from McMaster University, Ontario, Canada. with a B. Sc degree in 1979.

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

Based on company records 16(a) Filing Status in 2003 was as follows:

                                  Late Filings
                                  ------------
                       (0) = not filed as of date hereof.


                         Form 3        Form 4            Form 5
                         ------        ------            ------

Ernest Cheung             0              0                 0
- ------------------------------------------------------------------------------
Justin Kwei               0              0                 0
--------------------------------------------------------------------------------
Wilson Yim                0              0                 0
--------------------------------------------------------------------------------
Thomsen Lee               0              0                 0
--------------------------------------------------------------------------------

Item 10. Executive Compensation

         The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2003 as shown in following table:


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2003

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s) *             Options/SARs(#)
======================= ========= ========== ============= ======================= ====================== ======================
Thomson Lee,
Director, President      2003      0          0             0                       0                      0
(2003)                   --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2002      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================

Ernest Cheung,           2003      0          0             0                       0                      0
Secretary/Treasurer      --------------------------------------------------------------------------------------------------------
(President, January to   2002      0          0             $16,500                 0                      0
March 2002)
======================== ========= ========== ============= ======================= ====================== ======================
Justin Kwei,
(President March
2002-2003)               2003      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2002      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Total for Officers       2003      0          0             0                       0                      0
 as a group              --------------------------------------------------------------------------------------------------------
                         2002      0          0             $16,5000                0                      0
======================== ========= ========== ============= ======================= ====================== ======================
* Excludes shares listed under Directors Compensation.


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

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
- --------------------------------- ----------------- -------------- --------------------- ------------- ---------------------------
A. Director                       0                 0              0                     500,000       0
Justin Kwei
(resigned 2003)

B. Director                       0                 0              0                     3,000,000     0
Ernest Cheung

C. Director                       0                 0              0                     3,000,000     0
Thomsen Lee
(appointed 2003)

D. Director                       0                 0              0                     3,380,000     0
Wilson Yim
(resigned 2003)

Total for Directors               0                 0              0                     9,888,000     0
as a group

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

Committees and Procedures

        (1) The Registrant has no standing audit, nominating, and compensa-tion committees of the Board of Directors or committees perform-ing similar functions. The Board acts itself in lieu of committees due to its small size.

        (2) The view of the Board of Directors is that it is appropriate for the Registrant not to have such a committee, because all directors participate in the consideration of director nominees, and the Board is so small.

        (3) Each of the members of the Board which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

        (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

        (5) The basis for the view of the board of directors that it is appropriate for the Registrant not to have such a policy is that there is no need to adopt a policy for a small company.

        (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations; should provide a completed Directors Question-naire to the Company.

        (7) There are no specific, minimum qualifications that the nominat-ing committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

        (8) The nominating committee's process for identifying and evalua-tion nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

        (9) With regard to each nominee approved by the nominating committee for inclusion on the Registrant's proxy card (other than nominees who are executive officers or who are directors stand-ing for re-election), state which one or more of the following categories of persons or entities recommended that nominee:
                Board of Directors and Executive Officers.



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of July 14, 2004, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and each officer and director of the company.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
                                                     (common)
- -------------------------------------------- --------------------------- ----------------------------



Xin Net Corp.                                   15,337,303 (2)                   17.4%
Suite 950-789 West Pender Street                +(2) 3,000,000                   20.7%
Vancouver, B.C. Canada
V6C 1H2

Thomson Lee                                     3,000,000                         3.4%
1101-2, 11th Floor 148 Electric Rd.
North Point, Hong Kong

Rail Cyber Group LTD.                           6,857,142                         7.8%
Suite 1702, 200 Gloucester Rd.
Wanchai, Hong Kong

Top Harmony Holdings Limited                    7,500,000                         8.5%
P.O. Box 957
Offshore Incorporation Centre
Road Town, Tortola

BVI ( Beneficially Whitney Yin Tang) (6)
Whitney Yin Tang (7)                            6,000,000                         6.8%
U1828/G Socundwill Playa
28 Russell St., Causeway Bay
Hong Kong



- -------------------------------------------- --------------------------- ----------------------------
Ernest Cheung, Secretary/Treasurer, Director    3,000,000 (1)(2)(3)                    3.3%
Suite 950-789 West Pender Street                +(4)15,370,675 through XIN NET Corp. (20.1%)
Vancouver, B.C. Canada
V6C 1H2
- -------------------------------------------- --------------------------- ----------------------------
Justin Kwei                                    5,000,000 (including 2,000,000          6.2%
Suite 950-789 West Pender Street               shares owned by spouse) (1)(3)(5)
Vancouver, B.C. Canada
V6C 1H2

Wilson Yim                                      5,380,000 (including 2,000,000
Suite 950-789 West Pender Street                 shares owned by spouse)(3)            6%
Vancouver, B.C. Canada                          (5)
V6C 1H2

Lun Hing Tang & Lai Hon Tang
Flat C, 8th Fl. Tai Pak Terrace
36 Sands St., Kennedy Town
Hong Kong

Officers and Directors as a group               36,870,675 (4)                    83%
at 12/31/02


(1) Officer
(2) XIN NET Corp. is beneficially controlled by Ernest Cheung and Maurice Tsakok who are members of the Board of Directors and officers of XIN NET Corp.
(3) Director
(4) Including XIN NET Corp shareholding through interlocking control.
(5) Resigned 2003
(6) Top Harmony is beneficially owned by Whitney Yin Tang
(7) Whitney Yia Tang beneficially owns Top Harmony Holdings LTD.

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------


Transactions with Management and Others

     In March 2002, the Company completed a definitive agreement to acquire ProtectServe Pacific Limited, a Hong Kong corporation (PSP), in a Share Exchange. The terms of the Share Exchange provided that the Company issue a total of 37,500,000 shares of common stock, on a post consolidation basis in consideration of 100% of the issued and outstanding stock of PSP. PSP has become a wholly owned subsidiary.Protectserve Pacific Ltd (PSP ) is a developer and provider of Surveillance Monitoring Control Systems, Data Acquisition Systems, Internet Services and Wireless Communication Systems.The Agreement further provided that in the event the net after tax profit for PSP (under US GAAP) is less than $9,000,000 (Hong Kong) for period ending December 31, 2002, the Company shall have the right to repurchase shares from the former PSP shareholders, pro rata, at $.001 per share. The formula for computing repurchase shares was: For every $333,333 (Hong Kong) that PSP falls short of the $9,000,000 (Hong Kong) net profit target, the Company shall have the right to repurchase one million shares on five days written notice.

In 2003, the Company exercised its repurchase rights and reacquired 14,500,000 shares from the PSP principals. In 2002, the Company reacquired 8,300,000 from Simon Wong in conjunction with the sale of Infotech Networks and Cabling (See below).

     On 21st March 2003, the Company signed an agreement to acquire 100% interest in Wise Media Investments Limited. The agreement has been changed from Wise Media to New Unicorn Holdings LTD, the new holder of 99.99% beneficial interest in Media Creative Limited, a Hong Kong based company primarily engaged in design and printing work in publication business.

As of October 17, 2003, the Link Group, Inc. ("the Company") completed the first stage of the acquisition of Media Creative Limited through the issuance of 36 million common shares for 48% of New Unicorn Holdings Limited. New Unicorn is the owner 99.99% of Media Creative. The Company has an option to acquire the remaining 52% of New Unicorn for $1 million.

In 2003 Ernest Cheung received 3 million common shares as part of the acquisition of New Unicorn Holdings LTD. In 2004 Justin Kwei received 500,000 shares in consideration of compensation. In 2003 Thomson Lee received 3,000,000 shares as part of the acquisition of New Unicorn. In 2003 Wilson Yim received 880,000 shares in settlement of an account payable. Whitney Yin Tang received 6,000,000 shares and is beneficial owner of Top Harmony Holdings LTD which received 7,500,000 shares in the transaction to acquire New Unicorn Holdings.
In 2004, Wilson Yim received 2,500,000 shares as compensation for services.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           8-K filed October 28, 2003
                           8-K filed April 10, 2003
                           8-K filed March 7, 2003


                  2.       Exhibits:

                           None


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Amisano Hanson is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Amisano Hanson independence.

     Audit Fees. Amisano Hanson billed the Company $39,970 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. Amisano Hanson billed the Company $31,010 for the 2002 audit and $23,190 for the 2003 Audit.

         There were no "audit related" fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.
                                       19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE LINK GROUP, INC.
                                            (Registrant)

Date: July 28, 2004
                                            /s/Thomsen Lee
                                            ------------------------------------
                                            Thomsen Lee, President

                                            /s/Ernest Cheung
                                            ------------------------------------
                                            Ernest Cheung, CFO

                                            DIRECTORS:

                                            /s/Thomsen Lee
                                            ---------------------------------
                                            Thomsen Lee

                                            /s/Ernest Cheung
                                            ---------------------------------
                                            Ernest Cheung

                              The Link Group, Inc.
    Notes to the Consolidated Financial Statements December 31, 2003 and 2002
                             (Stated in US Dollars)



                              THE LINK GROUP, INC.

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                             (Stated in US Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
The Link Group, Inc.

We have audited the accompanying consolidated balance sheets of The Link Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Link Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the year end December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                     Amisano Hanson
May 20, 2004                                          Chartered Accountants




                              THE LINK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                       ASSETS                      2003                 2002
                                                       ------                      ----                 ----
Current
   Cash                                                                         $         332       $       2,501
   Receivables   - trade                                                              484,230                    -
                 - other                                                               15,884                    -
   Prepaid expenses                                                                    24,555                  511
   Current assets of discontinued operations - Note 9                                 417,297              336,498
                                                                                -------------        -------------
                                                                                      942,298              339,510
Deferred investment costs - Notes 5 and 7                                                   -              480,000
Property and equipment - Note 4                                                        52,738                    -
Goodwill                                                                            1,809,357                    -
Long term assets of discontinued operations - Note 9                                  190,538              338,613
                                                                                -------------       --------------
                                                                                $   2,994,931       $    1,158,123
                                                                                =============       ==============
                                                    LIABILITIES
Current
   Bank indebtedness - Note 6                                                   $      60,044       $            -
   Accounts payable and accrued liabilities                                           322,312               14,990
   Taxes payable                                                                       37,685                    -
   Due to related parties - Notes 7 and 13                                            208,958                    -
   Current liabilities of discontinued operations - Note 9                            307,578              132,717
                                                                                -------------       --------------
                                                                                      936,577              147,707
Minority interest                                                                     779,612                    -
Long term liabilities of discontinued operations - Note 9                              15,118            1,066,250
                                                                                -------------       --------------
                                                                                    1,731,307            1,213,957
                                                                                -------------       --------------

SEE ACCOMPANYING NOTES




                              THE LINK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                                                   2003                 2002
                                                                                   ----                 ----

                                         STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock, $0.0001 par value - Note 13 Authorized:
     200,000,000
   Issued:
     75,851,301 (2002:  45,051,301)                                                     7,585                4,505
Paid-in capital                                                                     3,192,699            1,317,979
Deficit                                                                            (1,936,660)          (1,378,318)
                                                                                -------------       --------------
                                                                                    1,263,624              (55,834)
                                                                                -------------       --------------
                                                                                $   2,994,931       $    1,158,123
                                                                                =============       ===============
Nature and Continuance of Operations - Note 1 Commitments - Note 10 Subsequent
Events - Notes 9 and 13

SEE ACCOMPANYING NOTES




                              THE LINK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                                                 2003                 2002
                                                                                 ----                 ----

Sales                                                                           $   779,378        $           -
Cost of sales                                                                       638,318                    -
                                                                                -----------        -------------
Gross profit                                                                        141,061                    -
                                                                                -----------        -------------
Expenses
   Depreciation                                                                      17,395                    -
   Selling, general and administrative expenses - Note 7                            345,004               76,393
                                                                                -----------        -------------
                                                                                    362,399               76,393
                                                                                -----------        -------------
Loss from continuing operations before minority interest                           (221,338)             (76,393)
Minority interest                                                                       388                    -
                                                                                -----------        -------------
Loss from continuing operations                                                    (220,950)             (76,393)

Loss from discontinued operations - Note 9                                         (337,392)          (1,445,002)
                                                                                -----------        -------------
Net loss for the year                                                           $  (558,342)       $  (1,521,395)
                                                                                ===========        =============
Basic and diluted loss per share from continuing operations                     $    (0.00)        $       (0.00)
                                                                                ===========        =============
Basic and diluted loss per share from discontinued operations                   $    (0.01)        $       (0.04)
                                                                                ===========        =============
Basic and diluted loss per share                                                $    (0.01)        $       (0.04)
                                                                                ===========        =============
Weighted average number of common shares outstanding                            58,189,383            45,559,634
                                                                                ===========        =============

SEE ACCOMPANYING NOTES




                              THE LINK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)

                                                                                    2003                      2002
                                                                                    ----                      ----
Operating Activities
   Net loss for the year from continuing operations                             $    (220,950)        $    (76,393)
   Adjustment for non-cash items:
     Depreciation                                                                      17,395                    -
     Minority interest                                                                   (388)                   -
   Changes in working capital items:
     Trade receivables                                                                (89,340)                   -
     Other receivables                                                                 82,213                    -
     Prepaid expenses                                                                  11,020                 (511)
     Accounts payable and accrued liabilities                                          80,271               14,990
     Income taxes payable                                                               4,009
     Deferred revenue                                                                 (24,816)                   -
                                                                                --------------         -----------
Cash used in operating activities                                                    (140,586)             (61,914)
                                                                                --------------         -----------
Investing Activities
   Deferred investment costs                                                                -             (480,000)
   Acquisition of property and equipment                                               (4,514)                   -
   Cash acquired on acquisition of subsidiary                                             160                    -
   Advances to discontinued operations of subsidiary                                 (166,387)             (55,885)
                                                                                --------------         ------------
Cash used in investing activities                                                    (170,741)            (535,885)
                                                                                --------------         ------------
Financing Activities
   Decrease in bank indebtedness                                                      (24,319)                   -
   Increase in due from related parties                                               133,477                    -
   Issue of share capital for cash                                                    200,000              600,300
                                                                                --------------         ------------
Cash provided by financing activities                                                 309,158              600,300
                                                                                --------------         ------------
Increase (decrease) in cash from continuing operations                                 (2,169)               2,501
Increase (decrease) in cash from discontinued operations - Note 9                     127,154             (238,597)
                                                                                --------------         ------------
Increase (decrease) in cash during the year                                           124,985             (236,096)
Cash, beginning of the year                                                            11,717              247,813
                                                                                --------------         ------------
Cash, end of the year                                                           $     136,702         $    11,717
                                                                                ==============         ============

SEE ACCOMPANYING NOTES




                              THE LINK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                                                    2003                2002
                                                                                    ----                ----
Cash consists of:
     Cash  - continuing operations                                              $         332         $      2,501
           - discontinued operations                                                  136,370                9,216
                                                                                -------------         ------------
                                                                                $     136,702         $     11,717
                                                                                =============         ============
Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                   $          -          $         -
                                                                                =============         ============
     Income taxes                                                               $          -          $         -
                                                                                =============         ============
Non-cash Transactions - Note 12

SEE ACCOMPANYING NOTES




                              THE LINK GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                                                                     Retained
                                                      Common Stock                  Paid-in          Earnings
                                                Shares            Amount            Capital          (Deficit)          Totals
                                                ------            ------            -------          ---------          ------
Balance, December 31, 2001                       5,633,036      $    722,184    $            -      $    143,077   $       865,261
  Reverse acquisition                           (5,633,036)         (722,184)          722,184                 -                 -
  Outstanding common shares of the
   company prior to acquisition                  5,405,200               540              (540)                -                 -
  Issuance of common stock for cash
   - at $0.1035                                 58,000,000             5,800           594,500                 -           600,300
  Reverse split 1 for 4                        (47,553,899)           (4,755)            4,755                 -                 -
  Issuance of stock pursuant to
   acquisition of subsidiary                    37,500,000             3,750            (3,750)                -                 -
  Shares returned to treasury and
   cancelled                                    (8,300,000)             (830)              930                 -                 -
   Net loss for the year                                 -                 -                 -        (1,521,395)       (1,521,395)
                                                ----------      ------------    --------------      ------------   -----------------
Balance, December 31, 2002                      45,051,301             4,505         1,317,979        (1,378,318)          (55,834)
  Issuance of common stock for cash
   - at $0.07                                    3,000,000               300           209,700                 -           210,000
  Less:  commission                                      -                 -           (10,000)                -           (10,000)
  Issuance of common stock pursuant
   to agreements to settle debt
   - at $0.07                                   14,000,000             1,400           978,600                 -           980,000
  Cancellation of common stock
   pursuant to a repurchase agreement
   - at $0.001                                 (22,200,000)           (2,220)          (19,980)                -           (22,200)
  Issuance of common stock pursuant
   to acquisition of subsidiary                 36,000,000             3,600           716,400                 -           720,000
  Net loss for the year                                  -                 -                 -          (558,342)         (558,342)
                                                ----------      ------------    --------------      ------------   -----------------
Balance, December 31, 2003                      75,851,301      $      7,585    $    3,192,699      $ (1,936,660)  $     1,263,624
                                                ==========      ============    ==============      ============   =================

SEE ACCOMPANYING NOTES

                              THE LINK GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              The Company is a public company reporting with the United States Securities and Exchange Commission. The Company's business activities are publishing and graphic design. All operations have been carried on outside of the United States. The Company's wholly-owned subsidiary, ProtectServe Pacific Limited was disposed of subsequent to December 31, 2003 and was shown as a discontinued operation at December 31, 2003. ProtectServe's business was the developing and marketing computer hardware and web-based surveillance monitoring and control systems (Notes 5 and 9).

              These financial statements have been prepared on a going concern basis. As at December 31, 2003, the Company has not yet achieved profitable operations and has accumulated a deficit of $1,936,660 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business and the sale of its common stock.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidation

              These consolidated financial statement include the accounts of the Company and the accounts of the following companies.

                                                            Country of                  Percentage Held
                             Company                       Incorporation            2003               2002
                             -------                       -------------            ----               ----
            ProtectServe Pacific Limited                     Hong Kong              100%               100%
            Asia Genius Limited                              Hong Kong              100%                 -
            New Unicorn Holdings Limited                       Samoa                 48%                 -
            Media Creative Limited                           Hong Kong               48%                 -

              All significant inter-company transactions and balances have been eliminated.


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Cash and Cash Equivalents

              The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

              Basic Earnings Per Share

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less shares subject to repurchase.

              Revenue Recognition

              Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

     (i)  revenue from sales of product is recognized when the goods are shipped
          and  the  significant   risks  and  rewards  of  ownership  have  been
          transferred to the buyer.

     (ii) revenue from the sale of product direct to end users is recognized using the completed contract method when installation of the system is complete. Amounts invoiced for sales, which are not yet complete, are recorded as deferred revenue.

     iii) commission income is recognized when the relevant services are rendered; and

     iv)  interest income is recognized on an accrual basis.

              Inventories

              Inventories are stated at the lower of cost and net realizable value. Cost is calculated using the first-in, first-out or weighted average basis, where appropriate. Net realizable value is the price at which inventories can be sold in the normal course of business after allowing for the costs of realization. Inventories are comprised of computer hardware and software and monitoring equipment.

              Property and Equipment

              Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Property and Equipment - (cont`d)
              ----------------------

              Depreciation is provided on the straight-line basis over their estimated useful lives as follows:

                           Computer and office equipment     Three to five years
                           Computer software                 Three years
                           Furniture and fixtures            Three years
                           Motor vehicles                    Five years

              Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

              Impairment of Long-lived Assets

              The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with FAS No. 144, "Accounting for the Impairment of Long-lived Assets". Certain long-lived assets held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the year it is determined.

              Goodwill

              The Company has adopted the provisions of the FAS No. 142, "Goodwill and Intangible Assets". Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed. Management has determined that as at December 31, 2003 no impairment of goodwill has occurred.

              Deferred Investment Costs

              Deferred investment costs are recorded at cost and represent preliminary costs incurred with respect to the acquisition of an investment. These costs were deferred until the Company completed it acquisition of New Unicorn Holdings Limited, at which time, the costs were added to the cost of the investment.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation

              The functional currency of the Company is Hong Kong dollars, which has been translated into US dollars, the reporting currency, in accordance with FAS No. 52 "Foreign Currency Translation". Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income. The exchange rate in effect at the balance sheet date, and the average for the year was 7.8HK$ for 1US$ and accordingly no translation adjustments resulted.

              Income Taxes

              The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Leases

              Leases are classified as capital or operating leases. A lease that transfers substantially all of the benefits and risks incidental to ownership of property is classified as a capital lease. At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property's fair value at the beginning of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

              New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Deferred Tax
              -------------

                                                                                 2003               2002
                                                                                 ----               ----
             Deferred tax assets
               Net operating loss carry forward                                 $  419,870       $    287,526
               Less:  valuation allowance                                         (419,870)          (287,526)

                                                                                $        -       $          -

             Deferred tax liability
               Property and equipment costs deducted for tax
                purposes in excess of amortization provided                     $   15,118       $     86,250


              The Company has recorded a valuation allowance against its deferred income tax assets based on the extent to which it is not more-likely-than-not that sufficient taxable income will be realized during the carry forward periods to utilize all the deferred tax assets.

              At December 31, 2003, the Company had net operating loss carryforwards of approximately $411,775 from US operations for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2015. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar Statute Provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

              At December 31, 2003, the Company had loss carryforwards of approximately $1,958,382 from its operations in Hong Kong. These losses may be carried forward indefinitely to offset future taxable income.

Note 4        Property and Equipment

                                                                        2003                            2002
                                                    ----------------------------------------------  --------------
                                                                    Accumulated
                                                        Cost        Depreciation        Net              Net
                                                        ----        ------------        ---              ---

             Furniture and fixtures                    $   29,302    $   10,482       $   18,820       $        -
             Office equipment                              95,257        61,339           33,918                -

                                                       $  124,559    $   71,821       $   52,738       $        -



Note 5        Business Combinations - Note 9
              ---------------------

     a) On October 17, 2003, the Company's wholly-owned subsidiary, Asia Genius Limited ("Asia"), acquired 48% of the issued and outstanding shares of New Unicorn Holdings Ltd. ("New Unicorn") through the issuance of 36,000,000 common shares. The Company also paid a finders fee of $480,000. New Unicorn's wholly-owned subsidiary Media Creative Limited ("MCL") is engaged in design and printing work in the publication business. As the Company has obtained the control of New Unicorn through having a majority of the seats on its board of directors, New Unicorn is considered a subsidiary of the Company. Asia has the option to acquire the remaining 52% of New Unicorn for cash consideration of $1,000,000. This option was extended to September 30, 2004. The consolidated financial statements include the operating results of New Unicorn from the date of acquisition, October 17, 2003.

          The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

                 Current assets                                 $       528,211
                 Capital assets                                          65,619
                 Goodwill                                             1,809,357

                                                                      2,403,187
                 Current liabilities                                   (423,187)
                 Minority interest                                     (780,000)

                 Net assets acquired at fair values             $     1,200,000


                 Total Consideration:
                 36,000,000 common shares                       $       720,000
                 Deferred investment costs                              480,000

                                                                $     1,200,000


                  The following unaudited pro forma information for 2003 is based on the assumption that the acquisition took place as of the beginning of the period, January 1, 2002.

                                                         2003               2002
                                                         ----               ----
                 Net revenues                     $2,002,869       $  1,111,511

                 Net losses                       $ (554,726)      $ (1,463,863)

                 Basic and diluted loss per share $    (0.01)      $      (0.03)

Note 5        Business Combinations - (cont'd) - Note 9
              ---------------------

     b) By an agreement dated January 21, 2002, the Company purchased all the issued and outstanding shares of ProtectServe Pacific Limited ("PSP") from three individuals through issuance of 37,500,000 (post-reverse one for four split) common shares. The Company has the right to buy back its shares at $0.001 per share from these individuals if PSP's after-tax profit is less than Hong Kong HK$9,000,000 for the twelve months ended December 31, 2002. The buy back formula is for every HK$333,333 that PSP falls short of the HK$9,000,000 after tax profit; the Company can buy back 1,000,000 (post-reverse one for four split) common shares from these individuals. During the year ended December 31, 2003, the Company initiated the buy back of up to 29,200,000 common shares at $0.001 per share, wherein it bought back 22,200,000 common shares.

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

     c) Prior to the acquisition as noted above, PSP acquired all the issued and outstanding shares of Infotech-Networks & Cabling Ltd, ("Infotech") a Hong Kong Company, for 4,500,000 shares allocated to the vendor from the shares issued in the above noted PSP acquisition. Infotech provides network solutions to China and Hong Kong companies. Effective July 1, 2002 the Company disposed of its interest in Infotech Networks & Cabling Ltd.

Note 6        Bank Indebtedness

              Bank indebtedness comprises a subsidiary's overdraft facility which bears interest at Hong Kong prime plus 2.5% per annum and is secured by mortgages over the subsidiary's director's personal properties situated in Hong Kong and personal guarantees executed by these directors.

Note 7        Related Party Transactions - Note 13
              --------------------------

              During the years ended December 31, 2003 and 2002, the Company incurred the following charges with companies with common directors and stockholders.

                                                                                  2003                2002
                                                                                  ----                ----
             Selling, general and administration expenses
               Management fees                                                  $    125,000     $   16,500
               Consulting fees                                                             -        500,000
             Deferred investment costs                                                     -        480,000

                                                                                $    125,000     $  996,500


              These changes were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

              The amounts due to related parties (directors and companies with common directors) represent unpaid management fees, expense reimbursements and advances to the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Note 8        Segmented Information

              The Company's principal business activities are based in Hong Kong and comprise design and printing work in the publication business (through MCL) and developing and marketing computer hardware and web-based surveillance monitoring and control systems (through
              PSP). Information concerning MCL's business is presented in these financial statements as continuing operations. Information concerning PSP's business is presented in these financial statements as discontinued operations. Significant customers relating to these business segments are as follows:

              MCL

              From the date of acquisition, October 17, 2003 to December 31, 2003, one customer accounted for 53% of the Company's revenue.

              PSP

              During the year ended December 31, 2003, two customers accounted for 62% of the Company's revenue with totals of 39% and 23% respectively.

               During the year ended December 31, 2002, no customers accounted for more than 10% of the Company's revenues.

Note 9        Discontinued Operations

              On August 26, 2003, the Company signed an Internal Funding Agreement with its subsidiary, Protectserve Pacific Limited ("PSP"), agreeing to allocate and transfer $1,200,000 to PSP before December 31, 2003. Should the Company fail to do so, the former shareholders of PSP have the right to exercise the option to acquire the entire issued share capital of PSP from the Company through returning 6,000,000 shares of the Company. As the Company failed to transfer the agreed funding to PSP, the former shareholders exercised their option subsequent to December 31, 2003 and the operations, assets and liabilities of PSP have therefore been classified as discontinued operations.

              The consolidated balance sheets include the following amounts related to the discontinued operations of PSP:

                                                                                  2003                2002
                                                                                  ----                ----
             Cash and cash equivalents                                          $    136,370       $       9,216
             Receivables                                                              53,980              77,685
             Inventory                                                                69,450             227,240
             Prepaid expenses                                                         19,356              22,357
             Loan receivable                                                         138,141                   -

             Current assets of discontinued operations                          $    417,297       $     336,498


             Capital assets                                                     $    190,150       $     338,613
             Other assets                                                                388                   -

             Long-term assets of discontinued operations                        $    190,538       $     338,613


             Bank overdraft                                                     $    128,174       $           -
             Accounts payable and accrued liabilities                                 34,968              79,921
             Due to related parties                                                  142,693              42,284
             Deferred revenue                                                          1,743              10,512

             Current liabilities of discontinued operations                     $    307,578       $     132,717


             Deferred taxes                                                     $     15,118       $      86,250
             Due to related parties                                                        -             980,000

             Long-term liabilities of discontinued operations                   $     15,118       $   1,066,250



Note 9        Discontinued Operations - (cont'd)
              -----------------------

              Effective July 1, 2002, the Company sold all of its interest in a wholly-owned subsidiary, Infotech Networks & Cabling Ltd. ("Infotech"), a Hong Kong company for $153,840 (HK$1,200,000) cash and 8,300,000 common shares of the Company held by the purchaser. Cash of $102,560 (HK$800,000) was received during the year ended December 31, 2002 and the balance of $51,280 (HK$400,000) was received during the year ended December 31, 2003. During the year ended December 31, 2002, the Company canceled the shares.

              Results of operations and cash flows of PSP and Infotech, which are included in discontinued operations, are as follows:


                                                                                    2003               2002
                                                                                    ----               ----
             Revenues                                                           $     292,069     $      766,993
             Expenses                                                                 700,593          1,967,115

             Net loss from discontinued operations                                   (408,524)        (1,200,122)
             Deferred tax reduction                                                    71,132                  -
             Loss on sale                                                                   -           (244,880)

             Loss from discontinued operations                                  $    (337,392)    $   (1,445,002)

             Cash flow information
             Net cash used in operating activities                              $     (43,279)    $     (969,848)
             Net cash used in investing activities                                   (232,224)           (46,880)
             Net cash provided by financing activities                                402,657            778,131

             Increase (decrease) in cash from discontinued operations           $     127,154     $     (238,597)


Note 10       Commitments

i) The Company has entered into operating leases for its premises which expire on various dates to August, 2006. The minimum annual lease payments (excluding share of operating costs) required are as follows:

                                  2004    $     62,815       HK    $  489,975
                                  2005          34,767                271,194
                                  2006          11,589                 90,398

                                          $    109,171       HK    $  851,567

              -----------

ii) The Company has entered into a licensing agreement for exclusive use in Pacific Asia of certain proprietary software related to its products. A license fee of $100 per copy is payable, with a minimum commitment to purchase 5,000 copies over three years ending December 31, 2003. The Company can obtain unlimited use of the software by purchasing more than 5,000 units before the three-year period or by paying $500,000 less license fees paid to date. Upon the purchase of 5,000 units, the Company will own the proprietary software. As at December 31, 2003, the Company has purchased 7,220 units, but has not obtained ownership of the software.

iii) Pursuant to an agreement dated February 20, 2003, the Company is committed to paying consulting fees in the amount of $32,050 (HK$$250,000) in respect of an information memorandum on web-based surveillance software and video and audio monitoring systems as follows:

               - $8,012 (HK$62,500) on the date of the acceptance of the agreement (paid);

               - $8,012 (HK$62,500) on the date of delivery of the information memorandum to the Company; and, - $16,025 (HK$125,000) within 7 days of closing a private placement of not less than $5,000,000.

Note 11       Comparative Figures

              Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current year.

Note 12       Non-cash Transactions

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the year ended December 31, 2003, the following transactions were excluded from the statement of cash flows:

               - The Company issued 14,000,000 common shares at $0.07 per share to settle $980,000 owing to related parties at December 31, 2002.

               - The Company cancelled 22,200,000 common shares pursuant to a repurchase agreement at $0.001 per share ($22,200). The amount owing on the repurchase is included in accounts payable as at December 31, 2003.

               - The Company issued 36,000,000 common shares at a value of $2,276,832 pursuant to the acquisition of New Unicorn Holdings Limited.

Note 13       Subsequent Events - Note 9
              ------------------

     (a) On January 16, 2004, the Company's subsidiary, New Unicorn Holdings Limited through its wholly-owned subsidiary Media Creative Limited acquired a 90% interest in Goody Printing (Shenzhen) Company Limited, a company engaged in the printing and design business, for cash consideration of $128,200 (HK$1,000,000).

     (b) On January 30, 2004, the Company issued 12,500,000 common shares at $0.01 per share ($125,000) to settle amounts owing to related parties as at December 31, 2003.